Form 10-Q
period 2011-03-31
Dinello Restaurant Ventures, Inc.
filed 2011-05-16
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-146209

DINELLO RESTAURANT VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1877754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

2701 4th Street North, Units 102/103, St. Petersburg, Florida 33704
(Address of Principal Executive Offices)

(727) 896-3278
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐  No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2011:  3,238,078

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results Of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Dinello Restaurant Ventures, Inc.

Balance Sheet

As of March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

	As of
	31-Mar-11	31-Dec-10
	(un audited)	(audited)

ASSETS

Current Assets:
Cash and cash equivalents	$17,189	$$9,387
Inventory	4,358	4,915
Total current assets	21,547	14,302

Property and equipment, net of depreciation of $51,683 and $50,052	18,501	18,378

Total Assets:	40,047	$32,680

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	7,925	$3,304
Accrued expenses	10,824	23,982
Total current liabilities	18,749	27,286

Total liabilities	18,749	27,286

Stockholders' equity:
Common Stock, $0.01 per share par value; 500,000,000 shares authorized; and 3,238,078 issued outstanding as of March 31, 2011 and December 31, 2010 , respectively	32,381	32,381
Additional paid in capital	-	34,027
Accumulated deficit	(11,083)	(61,014)
Total stockholder’s equity	21,298	5,394
Total liabilities and stockholders' equity	$40,047	$32,680

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

Statement of Operations

	For the three months ended
	March 31, 2011 (unaudited)	March 31, 2010 (unaudited)
Revenue:
Restaurant Sales	$115,881	$118,228

Costs and expenses:
General and administrative	74,338	70,118
Food purchases	22,935	24,975
Discounts and coupons	3,500	8,919
Depreciation	550	381
Total costs and expenses	101,323	104,393

Operating Income (Loss)	14,558	13,835

Net Income (Loss)	$14,558	$13,835

Basic and diluted earnings per share	(0.00)	$(0.01)

Weighted average shares outstanding	3,238,078	100

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

Statement of Cash Flows

	For the three months ended
		March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income (loss)		$14,558	$13,833
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		550	515
Changes in operating assets and liabilities:
Inventory		557	(1,171)
Accounts payable		4,621
Accrued expenses		(13,158)	(8,069)
Total adjustments to net income (loss)		(7,429)	(8,725)
Net cash flows provided (used) by operating activities		7,129	5,108

Net cash flows from investing activities:
Equipment purchase		673	-
Net cash flows used in investing activities		673	0

Cash flows from financing activities:
Repayments to related parties		-	(1,621)
Distributions and return of equity		-	(1,925)
Net cash flows provided (used) by financing activities		0	(3,546)

Net increase in cash		7,802	1,562

Cash - beginning of period		9,387	2,640

Cash – end of period		$17,189	$4,202

Supplemental disclosures:
Interest paid	$		$158
Income taxes paid		-	-

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

Notes to Financial Statements

March 31, 2011

NOTE 1.

ORGANIZATION AND DESCRIPTION OF BUSINESS

Dinello Restaurant Ventures, Inc. (the Company) was incorporated under the laws of the State of Florida on April 2, 2003.  On that same date the Company filed a Fictitious Name application to do business as “Za Za’s Pizza & Grinders.”  Shortly thereafter, the Company decided on a new “dba” name and filed a Fictitious Name application to do business as “Gumby’s Pizza & Grinders.”  The Company operated as Gumby’s Pizza & Grinders until April 13, 2010 when it filed a new Fictitious Name application to do business as “Caramello’s Pizzeria.”  On July 28, 2010 the sole shareholder of Dinello Restaurant Ventures, Inc. sold 100% of the outstanding stock to the current shareholders.  The Company currently operates one location in St. Petersburg, Florida.

The Company is a pizzeria which strives to provide its customers high quality cuisine and exceptional service in an enjoyable dining environment.  The Company strives to maintain quality and consistency in its restaurants through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2011 and March 31, 2010; (b) the financial position at March 31, 2011 and December 31, 2010 and (c) cash flows for the three months March 31, 2011 and March 31, 2010 have been made.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

Cash and Cash Equivalents.  The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventory.  Inventory is stated at the lower of cost (first in – first out) or market.  Market is generally considered to be the net realizable value.  The inventory at each year end consisted of food stuffs and supplies with a limited life.

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2011.

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

Notes to Financial Statements

March 31, 2011

(Continued)

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

Revenue Recognition

Sales revenues are recognized at the point of sale or at the time product is delivered to the customer. Delivery charges are included in the sales revenues.  Additionally, revenues are presented net of discounts and exclude all sales taxes. Typically the Company does not offer credit to its customers.  Management has determined that no allowance for expected merchandise returns is required.

Share-based Compensation.  The Company issues stock options whereby all share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   There was no share-based compensation paid in 2009 or 2010, or in the three months ended March 31, 2011.

Advertising.  The costs of advertising are expensed as incurred.  Advertising expense was $4,098 and $7,473 for the three months  ending March 31, 2011 and 2010, respectively.

Income Taxes.  For the years ended December 31, 2010 and 2009, the Company elected to be taxes under Sub-chapter S of the Internal Revenue Code.  As such, the Company’s income or loss was reported on the shareholders’ personal returns.  Therefore no provision for income taxes was presented.

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

Notes to Financial Statements

March 31, 2011

 (Continued)

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On January 1, 2011, the Company revoked its S-Corporation election and thereafter will be taxed at the corporate level.  Beginning in 2011, the Company will account for income taxes using the liability method where deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purpose, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

Earnings per Share.  Basic earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares outstanding during the period. Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares plus the effect of the dilutive potential common shares outstanding during the period using the treasury stock method. There are no share equivalents for any periods presented and, thus, anti-dilution issues are not applicable

Recent Accounting Pronouncements.  The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2010 through the date these financial statements were issued.

Subsequent Events

The Company has evaluated subsequent events through May 16, 2011 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

NOTE 3.

PROPERTY AND EQUIPMENT

Property and Equipment, as of March 31, 2011 and December 31, 2010 consists of:

	March 31, 2011	December 31, 2010
Property and Equipment	$ 70,184	$ 68,430
Accumulated Depreciation	51,683	50,052
Property and Equipment, net	$ 18,501	$ 18,378

Depreciation expense was $550 and $381 for the three months ended March 31, 2011and 2010, respectively.

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

Notes to Financial Statements

March 31, 2011

 (Continued)

NOTE 4.

RELATED PARTY TRANSACTIONS

During 2009, the sole stockholder took distributions of the S-Corporation earnings of $7,700.  On July 28, 2010, the sole stockholder sold 100% of his holdings to new stockholders.  No distributions of earnings were made in 2010.

During the last half of 2010, the major shareholder loaned the Company $26,308 in short-term non-interest bearing loans.   On December 31, 2010, she elected to convert the shareholder loans to 263,078 shares of common stock at $0.10 per share.

NOTE 5.

STOCKHOLDERS’ EQUITY

During the year ended December 31, 2009, the Company had 100 shares of common stock issued and outstanding.  In July of 2010, the sole stockholder sold 100% of his shares to new owners.  The new Board of Directors with the consent of the new stockholders amended the articles of incorporation to reduce the par value from $1.00 to $0.01and to increase the authorized shares from 100 shares of common stock to 500,000,000 of common stock.  In addition the original 100 shares were split into 2,975,000 shares.

There were no preferred shares authorized in either year.

On December 31, 2010, a loan, from a shareholder in the amount of $26,308, was converted to 263,078 shares of common stock at $0.10 per share.

The Company has no options or warrants outstanding in either year.

NOTE 6.

COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company operates in a leased facility in St. Petersburg Florida.  The lease was started in March 1, 2003 with an initial term of three (3) years and is in the second of five possible three year extensions.  The current extension will end on February 28, 2012.  The monthly lease amount in this extension is $1,985 plus sales tax.

Total rent expense (including sales tax) for the years ended December 31, 2010 and 2009 was $25,481 and $25,297, respectively.

The Company’s commitments for minimum lease payments under these operating leases for the next five years and thereafter as of December 31, 2010 are as follows:

Period ended December 31,
2011	$ 23,814
2012	4,167
2013	-
2014	-
2015	-
Thereafter	-
$ 17,981

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Dinello” “we,” “us,” or “our” and the “Company” are references to the business of DinelloRestaurant Ventures, Inc.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned “Management’s Discussion and Analysis and Results of Operation.” All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

The following management's discussion, analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes contained elsewhere in this prospectus. This section of our prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are an operating company that is seeking to expand operations when we believe the current economic downturn has stopped. We have an operating history and have generated revenues in every period in which we have been operational. We have yet to undertake any expansion activity. We believe the economy is in the latter stages of an economic downturn and there is a reasonable likelihood that increased revenues can be derived from our business in the foreseeable future when our economy begins to improve.  If we are able to increase revenues there is no guarantee that we will be able to generate any profits.  We do not believe that our operation will require us to acquire additional capital for its operations over the next twelve (12) months.

Our Board of Directors believes that we cannot expand as an on-going business during the next twelve months since we are in an economic downturn.  Management believes that it must follow a prudent strategy of keeping any profits in the company to avoid having to take on any debt.  Both of our officers/directors have therefore decided to forego any cash compensation until we believe that the economy has begun to change and our revenues increase accordingly.

Our future financial success will be dependent on the success of our ability to generate more revenue through an aggressive direct marketing campaign targeting homeowners in our specific target market area. Any significant revenue increases may take years to complete and future cash flows, if any, are impossible to predict at this time.  Since we are in a highly competitive industry where the

Quick Link to Table of Contents

failure rate for small individual restaurants is at an all time high management is developing a business model that will concentrate on cost control with slow business development.

Employees

As of March 31, 2011, there were seven (2) full time and (9) part-time employees at Dinello Restaurant Ventures, Inc.  This does not include the officers and directors who run the corporation.

Critical Accounting Policies

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Our actual results could differ from those estimates.  To be as accurate with our estimates as possible, we use our historical data to forecast our future results.  Deviations from our projections are addressed when our financials are reviewed on a monthly basis.  This allows us to be proactive in our approach to managing our business.  It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management.  The year-end consistency of our results has shown that our prior year’s historical data is the best projector of our future results.

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of March 31, 2011.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

Impairment of Long-Lived Assets

Accounting Standards Codification (“ASC”) 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of ASC 360 has not materially affected the Company’s reported earnings, financial condition or cash flows.

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

Period Ended:	Revenue	Expenses	Net Income (Loss)
March 31, 2011	$ 115,881	$ 101,323	$ 14,558
March 31, 2010	$ 118,228	$ 104,393	$ 13,833
December 31, 2010	$ 445,929	$ 468,758	$ (17,376)
December 31, 2009	$ 564,509	$ 560,293	$ 3,585

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $17,189.

Since inception the company has concentrated its efforts in developing a specific menu geared for pizza, pasta and grinder sandwiches for sale to the general public.  Management believed it could capitalize on the number of consumers who preferred quality to the big box store offering of what we believe are average products sold that are similar to our offerings.

Our internal liquidity is provided by our operations. Our total current assets not exceed our current liabilities due to the fact that the current shareholders purchased the business without any financing and the current revenue is sufficient to pay all of the bills of the company without any borrowing or terms exceeding weekly payment for any products or services.  Management believes that in the fiscal year 2011 the Company will show a revenue increase and may show a profit there is no guarantee that we will increase revenues or show a profit.  Management forecasts our profits to be minimal.  Management does believe that revenues are increasing and operations should be sustainable in the long-term of at least twelve (12) months due to the increase in cash flow from sales of the company.  In the event the company needs additional funds, our management believes that a small business loan should be obtainable on reasonable terms due to the Company having no debt and owning all of the assets of the corporation free and clear of any encumbrances.   There is no guarantee that such a small business loan will be obtained or if there will be terms that will be suitable for the company.

In the event we are unable to generate sufficient funds to continue our business efforts, we will seek additional capital through a private placement of our common shares or debt financing.  If we are pursued by a larger company for a business combination we will analyze all strategies to continue the company and maintain or increase shareholder value.  Under these circumstances we would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value.  Management believes its responsibility to maintain shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when needed.

We have been offered a limited credit line by one of our food suppliers.  We declined the use of this credit facility because it was too limited and would potentially affect our ability to receive greater and better credit facility in the future.  This company supplies approximately 90% of the food we use in the store for our sandwiches, pasta and pizzas.  They have offered terms of two weeks with no interest on the outstanding balances due.  We will not exercise this option since the store is self-sufficient.  In the event cash flow was to tighten, management would consider this credit facility as well as seek better credit facility to ease our cash flow.

We have not entered into any discussions with any companies, financial institutions, investment banks, broker-dealers, promoters or other parties regarding the pursuit of any business combination that would result in a change in control.  We set forth above the circumstances under which this would occur, keeping in mind the fiduciary responsibility of management to maintain shareholder value.

Results of Operations for the three months ended March 31, 2011 and 2010

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Quick Link to Table of Contents

Table 2.0 Comparison of our Statement of Operations

	For the three months ended
	March 31, 2011 (unaudited)	March 31, 2010 (unaudited)	Change	% Change
Revenue:
Restaurant Sales	$115,881	$118,228	(2,347)	-2%

Costs and Expenses:
General and administrative	74,338	70,118	4,220	6%
Food purchases	22,935	24,975	(2,042)	-8%
Discounts and coupons	3,500	8,919	(5,420)	-61%
Depreciation Expenses	550	381	170	45%
	101,323	104,393	(3,072)	-3%

Operating Income (Loss)	14,558	13,833	725	5%

Net Income (Loss)	$14,558	$13,833	725	5%

Basic and diluted earnings per share	(0.00)	$(0.01)	0	-90%

Revenues. We had $115,881 in revenues for the three months ended March 31, 2011, which is a 2% decrease compared to the $118,228 revenues for the three months ended March 31, 2010.  Although our sales for the three months ended March 31, 2011 were not as high as the same period in 2010, we controlled our direct costs resulting in the 5% increase in income.

Operating Expenses. Expenses decreased by $3,072 to $101,323 for the three months ended March 31, 2011 from $104,393 for the three months ended March 31, 2010.  The largest contributor to the decrease in expenses is the decrease in offering discounts and coupons.

Income from Operations. For the three month periods ended March 31, 2011 and March 31, 2010, our operating income was $14,558 and $13,833, respectively.  As we mentioned above, although our sales were not as high when compared to the quarter ended March 31, 2010, we controlled our costs and expenses resulting in the 5% increase in income from operations.

Net Income. As there were no other sources of income or expenses, our Net Income is the same as our Income from Operations:  For the three month periods ended March 31, 2011 and March 31, 2010, our Net Income was $14,558 and $13,833, respectively

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during this quarter. The Company has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not have exposure to many market risks, such as potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates.  We do not hold any derivatives or other financial instruments for trading or speculative purposes.

Quick Link to Table of Contents

ITEM 4T.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Corporation’s assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of March 31, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended March 31, 2011.  Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2011, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of Dinello Restaurant Ventures, Inc.'s common stock without registration during the last three years.   On December 31, 2010 the Company issued 263,078 shares of common stock to the majority shareholder in exchange for her cancelling a $26,308 debt the Company owed to her.

ITEM 6

EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation Filed on February 3, 2011 as Exhibit 3.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.
3.2	Amended and Restated Articles of Incorporation Filed on February 3, 2011 as Exhibit 3.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.
3.3	By-Laws Filed on February 3, 2011 as Exhibit 3.3 to the issuer’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.
5

Opinion Regarding Legality and Consent of Counsel by Harrison Law, P.A.

Filed on February 3, 2011 as Exhibit 5 to the issuer’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.

14	Code of Ethics Filed on February 3, 2011 as Exhibit 14 to the issuer’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.
23.1

Consent of Experts and Counsel: Independent Auditor's Consent by Randall N. Drake, C.P.A.

Filed on May 6, 2011 as Exhibit 23.1 to the issuer’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.

23.2

Consent of Experts and Counsel:  Counsel’s Consent, by Harrison Law, P.A., included in Exhibit 5

Filed on May 6, 2011 as Exhibit 23.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DINELLO RESTAURANT VENTURES, INC.

Dated: May 16, 2011	/s/ JOHN PAQUETTE
John Paquette
President, Chief Executive Officer, and Director

Dated: May 16, 2011	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director