Form 10-Q
period 2011-06-30
Dinello Restaurant Ventures, Inc.
filed 2011-08-15
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2011

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2011:  3,238,078

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results Of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Dinello Restaurant Ventures, Inc.

Balance Sheet

As of June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	As of
	June 30, 2011 (unaudited)	December 31, 2010 (audited)

ASSETS

Current Assets:
Cash	$14,479	$$9,387
Inventory	5,127	4,915
Total current assets	19,605	14,302

Property and equipment, net of depreciation of $54,562 and $50,052	26,031	18,378

Total assets:	45,636	$32,680

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	770	$3,304
Accrued expenses	23,887	23,982
Total current liabilities	24,657	27,286

Total liabilities	24,657	27,286

Stockholders' equity:
Common Stock, $0.01 per share par value; 500,000,000 shares authorized; and 3,238,078 issued outstanding as of June 30, 2011 and December 31, 2010 , respectively	32,381	32,381
Additional paid in capital	34,027	34,027
Accumulated deficit	(45,429)	(61,014)
Total stockholder’s equity	20,979	5,394
Total liabilities and stockholders' equity	$45,636	$32,680

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

Statement of Operations

	For the three months ended		For the six months ended
	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)

Revenue:	$116,992	$120,875	$229,373	$230,184

Costs and expenses:
General and administrative	82,219	126,807	156,557	196,925
Food purchases	30,215	30,878	53,150	55,853
Depreciation	3,960	381	4,510	762
Total costs and expenses	116,394	158,066	214,217	253,540

Operating income (loss)	598	(37,191)	15,155	(23,356)

Other income (expense)	(27)	-	(27)	-
Forgiveness of debt	-	-	-	(5,022)
Total other income (expense)	(27)	-	(27)	(5,022)

Income (loss) before income taxes	625	(37,191)	15,182	(18,334)

Net income (loss)	$625	$(37,191)	$15,182	$(18,334)

Basic and diluted earnings per share	$(0.00)	$0	$(0.00)	$0

Weighted average shares outstanding	3,238,078	100	3,238,078	100

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

Statement of Cash Flows

	For the six months ended
	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)
Operating activities:
Net income (loss)	$15,182	$(18,334)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,510	762
Changes in operating assets and liabilities:
Inventory	(212)
Accounts payable	(2,534)
Accrued expenses	(95)
Total adjustments to net income (loss)	1,669	762
Net cash provided by (used in) operating activities	16,851	(17,572)

Investing activities:
Furniture and equipment purchases	(12,163)	-
Net cash used in investing activities	(12,163)	-

Financing activities:
Proceeds from stockholder loans	-	14,932
Net provided (used in) by financing activities	-	14,932

Net increase (decrease) in cash and cash equivalents	5,092	(2,640)

Cash and cash equivalents, beginning of year	9,387	2,640

Cash and cash equivalents, end of period	$14,479	$-

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

Notes to Financial Statements

June 30, 2011

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

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six months ended June 30, 2011 and June 30, 2010; (b) the financial position at June 30, 2011 and December 31, 2010 and (c) cash flows for the six months June 30, 2011 and June 30, 2010 have been made.

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

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at June 30, 2011.

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

Notes to Financial Statements

June 30, 2011

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   There was no share-based compensation paid in 2009 or 2010, or in the six months ended June 30, 2011.

Advertising.  The costs of advertising are expensed as incurred.  Advertising expense was $7,910 and $14,292.89 for the six months ending June 30, 2011 and 2010, respectively.

Income Taxes.  For the years ended December 31, 2010 and 2009, the Company elected to be taxes under Sub-chapter S of the Internal Revenue Code.  As such, the Company’s income or loss was reported on the shareholders’ personal returns.  Therefore no provision for income taxes was presented.

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

Notes to Financial Statements

June 30, 2011

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

NOTE 3.

PROPERTY AND EQUIPMENT

Property and Equipment, as of June 30, 2011 and December 31, 2010 consists of:

	June 30, 2011	December 31, 2010
Property and Equipment	$ 80,593	$ 68,430
Accumulated Depreciation	54,562	50,052
Property and Equipment, net	$ 26,031	$ 18,378

Depreciation expense was $4,510 and $762 for the six months ended June 30, 2011and 2010, respectively.

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

Notes to Financial Statements

June 30, 2011

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
$ 27,981.44

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Dinello” “we,” “us,” or “our” and the “Company” are references to the business of Dinello Restaurant Ventures, Inc.

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

We are an operating company that is seeking to expand operations when we believe the current economic downturn has stopped. We have an operating history and have generated revenues in every period in which we have been operational. We have yet to undertake any expansion activity. We believe the economy is in the latter stages of an economic downturn and there is a reasonable likelihood that increased revenues can be derived from our business in the foreseeable future when our economy begins to improve.  Even if we are able to increase revenues there is no guarantee that we will be able to generate any profits.  We do not believe that our operations will require us to acquire additional capital over the next twelve (12) months.

Our Board of Directors believes that we cannot expand as an on-going business during the next twelve months since we are in an economic downturn.  Management believes that it must follow a prudent strategy of keeping any profits in the company to avoid having to take on any debt.  Both of our officers/directors have therefore decided to continue to forego any cash compensation until the economy has begun to change and our revenues increase accordingly.

Our future financial success will be dependent on our ability to generate more revenue through an aggressive marketing campaign targeting homeowners in our specific target market area. Any significant revenue increases may take years to complete and future cash flows, if any, are impossible to predict at this time.  Since we are in a highly competitive industry where the failure rate for small individual restaurants is at an all time high, management has developed a business model that concentrates on cost control with slow

Quick Link to Table of Contents

business development. With the advent of smart telephones and the use of food apps we are trying to develop specific marketing tools to target smart phone users with food apps.

In May of 2011 we had a market maker file a Form 211 Application with the Financial Industry Regulatory Authority (FINRA) for an unpriced quote on the OTCBB and the OTC Markets QB.  Our market maker received a letter from FINRA on June 14, 2011 that our request for an unpriced quote had been cleared by FINRA.  We were assigned the symbol “DNLO” and as of July 15, 2011 we were quoted on the OTCBB and the OTC Markets QB for trading.  As of the date of the filing of this quarterly report there has been no activity in the trading of our common stock.

Employees

As of June 30, 2011, there were two (2) full time and (7) part-time employees at Dinello Restaurant Ventures, Inc.  This does not include the officers and directors who run the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of June 30, 2011.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

Period Ended:	Revenue	Expenses	Provision for Income Taxes	Net Income (Loss)
June 30, 2011	$ 229,373	$ 214,191	$ -0-	$ 15,182
June 30, 2010	$ 230,184	$ 248,518	$ -0-	$ (18,334)
December 31, 2010	$ 445,929	$ 463,305	$ -0-	$ (17,376)
December 31, 2009	$ 564,509	$ 560,924	$ -0-	$ 3,585

Liquidity and Capital Resources

As of June 30, 2011, we had cash and cash equivalents of $14,475.

Since inception the company has concentrated its efforts in developing a specific menu geared for pizza, pasta and grinder sandwiches for sale to the general public.  Management believed it could capitalize on the number of consumers who preferred quality to the big box store offering of what we believe are average products sold that are similar to our offerings.

Our internal liquidity is provided by our operations. Our total current assets exceed our current liabilities due to the fact that the current shareholders purchased the business without any financing and the current revenue is sufficient to pay all of the bills of the company without any borrowing or terms exceeding weekly payment for any products or services.  Management believes that in the fiscal year 2011 the Company will not show a revenue increase however we may show a profit although there is no guarantee that we will show a profit.  Management forecasts our profits to be minimal.  Management does believe that revenues are stable and operations should be sustainable in the long-term of at least twelve (12) months due to the stable cash flow from sales of our product offering.  In the event the company needs additional funds, our management believes that a small business loan should be obtainable on reasonable terms due to the Company having no debt and owning all of the assets of the corporation free and clear of any encumbrances.   There is no guarantee that such a small business loan will be obtained or if there will be terms that will be suitable for the company.

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

Early in the second quarter we were approached by a pizza store chain to open discussions on selling our store.  Due to our prime location this company valued our store and its operations.  Management declined to hold any talks about the sale of our business to this organization.

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

Results of Operations for the six months ended June 30, 2011 and 2010

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Quick Link to Table of Contents

Table 2.0 Comparison of our Statement of Operations

	For the six months ended
	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)	Change	% Change
Revenue:	$229,373	$230,184	$-811	-0.4%

Costs and expenses:
General and administrative	156,557	196,925	-40,368	-20.5%
Food purchases	53,150	55,853	-2,703	-4.8%
Depreciation Expenses	4,510	762	3,748	491.9%
Total costs and expenses	214,217	253,540	-39,323	-15.5%

Operating income (loss)	15,155	-23,356	38,511	164.9%

Other income (expense)	-27	0	-27	-100.0%
Forgiveness of debt	0	-5,022	5,022	100.0%
Total other income (expense)	-27	-5,022	4,995	99.5%

Income (loss) before income taxes	15,182	-18,334	33,516	182.8%

Net income (loss)	$15,182	$-18,334	$33,516	182.8%

Revenues. We had $229,373 in revenues for the six months ended June 30, 2011, which is a slight decrease compared to the $230,184 revenues for the six months ended June 30, 2010.  Although our sales for the six months ended June 30, 2011 were not as high as the same period in 2010, we controlled our costs resulting in the 182% increase in income.

Our revenues decreased from the first quarter due to the cyclical nature of the pizza business.  Historically second quarter sales are lower for individual store operations such as ours.  To avoid the severe downturn that our business suffered during the summer months of 2010 we have expanded our marketing efforts to include advertising on the Internet search engines Google, Yahoo and Bing.  This advertising as well as targeted advertising by door hanging coupons and Internet coupon offerings have helped to avoid the major decrease in net income that occurred during the same period in 2010.

Operating Expenses. Expenses decreased by $39,323 to $214,217 for the six months ended June 30, 2011 from $253,540 for the six months ended June 30, 2010.  The largest contributors to the decrease in expenses was the reduced advertising and payroll expenses.  We are utilizing new electronic advertising options such as LivingSocial and Groupon coupons.  This form of advertising requires no upfront expenses like print media requires, and fits in to the latest trends and demographics.   We also cut back on staff during this slower season.

Management has also been proactive in addressing two major variable costs: electricity and natural gas.  We had an energy audit performed to determine how we could impact saving on our electric bill.  Modifications were made to the premises in early May and we have been able to reduce by at least $300 per month our electric bill.  To address the high cost of gas we switched our natural gas supplier so we could buy our natural gas at market prices.  Since the changeover on May 1, 2011 we have seen a drop of approximately 33% in our natural gas bill.

Income from Operations. For the six month periods ended June 30, 2011 and June 30, 2010, our operating income (loss) was $15,155 and ($23,356).  As we mentioned above, although our sales were not as high when compared to the quarter ended June 30, 2010, we controlled our costs and expenses resulting in the 182% increase in income from operations.

Net Income. For the six month periods ended June 30, 2011 and June 30, 2010, our Net Income (Loss) was $15,182 and ($18,334), respectively.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended June 30, 2011.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2011, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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
101

Financial statements from the quarterly report on Form 10-Q of Dinello Restaurant Ventures, Inc. for the quarter ended June 30, 2011, filed on August 15, 2011, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DINELLO RESTAURANT VENTURES, INC.

Dated: August 15, 2011	/s/ JOHN PAQUETTE
John Paquette
President, Chief Executive Officer, and Director

Dated: August 15, 2011	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director