Form 10-Q/A
period 2011-06-30
Dinello Restaurant Ventures, Inc.
filed 2011-08-16
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

Our future financial success will be dependent on our ability to generate more revenue through an aggressive marketing campaign targeting homeowners in our specific target market area. Any significant revenue increases may take years to complete and future cash flows, if any, are impossible to predict at this time.  Since we are in a highly competitive industry where the failure rate for small individual restaurants is at an all time high, management has developed a business model that concentrates on cost control with slow business development. With the advent of smart telephones and the use of food apps we are trying to develop specific marketing tools to target smart phone users with food apps.

In May of 2011 we had a market maker file a Form 211 Application with the Financial Industry Regulatory Authority (FINRA) for an unpriced quote on the OTCBB and the OTC Markets QB.  Our market maker received a letter from FINRA on June 14, 2011 that our request for an unpriced quote had been cleared by FINRA.  We were assigned the symbol “DNLO” and as of July 15, 2011 we were

Quick Link to Table of Contents

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

DINELLO RESTAURANT VENTURES, INC.

Dated: August 16, 2011	/s/ JOHN PAQUETTE
John Paquette
President, Chief Executive Officer, and Director

Dated: August 16, 2011	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director