Form 10-Q/A
period 2011-06-30
Dinello Restaurant Ventures, Inc.
filed 2011-08-16
CIK 1501489

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 6.  Exhibits

Signatures

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities Exchange Commission on August 16, 2011 (the “Form 10-Q”), is solely to correct the figures in the paragraph on Page 12, Income from Operations.   No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Income from Operations. For the six month periods ended June 30, 2011 and June 30, 2010, our operating income (loss) was $15,182 and ($18,334).  As we mentioned above, although our sales were not as high when compared to the quarter ended June 30, 2010, we controlled our costs and expenses resulting in the 182% increase in income from operations.

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