Form 10-Q/A
period 2011-06-30
Dinello Restaurant Ventures, Inc.
filed 2011-08-19
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment 3

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 6.  Exhibits

Signatures

EXPLANATORY NOTE

The purpose of this third amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities Exchange Commission on August 16, 2011 (the “Form 10-Q”), is to revise errors in Exhibit 101 – Interactive Data File (“XBRL Exhibit”).  Certain titles/line items in the Financial Statements were renamed to allow for proper XBRL tagging (for example, “Inventory” under Changes in operating assets and liabilities in the STATEMENT OF CASH FLOWS was changed to “Increase (decrease) in inventory”).  For the convenience of the reader, this amendment also includes the exhibits from our original filing.  No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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

Quick Link to Table of Contents

Dinello Restaurant Ventures, Inc.

STATEMENT OF CASH FLOWS

	For the six months ended
	June 30, 2011 (unaudited)	June 30, 2010 (unaudited)
Operating activities:
Net income (loss)	$15,182	$(18,334)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,510	762
Changes in operating assets and liabilities:
Increase (decrease) in inventory	(212)
Increase (decrease) in accounts payable	(2,534)
Increase (decrease) in accrued expenses	(95)
Total adjustments to net income (loss)	1,669	762
Net cash provided by (used in) operating activities	16,851	(17,572)

Investing activities:
Furniture and equipment purchases	(12,163)	-
Net cash used in investing activities	(12,163)	-

Financing activities:
Proceeds from stockholder loans	-	14,932
Net provided (used in) by financing activities	-	14,932

Net increase (decrease) in cash and cash equivalents	5,092	(2,640)

Cash and cash equivalents, beginning of year	9,387	2,640

Cash and cash equivalents, end of period	$14,479	$-

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

DINELLO RESTAURANT VENTURES, INC.

Dated: August 19, 2011	/s/ JOHN PAQUETTE
John Paquette
President, Chief Executive Officer, and Director

Dated: August 19, 2011	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director