Form 10-Q
period 2011-09-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2011-11-14
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333- 172052

AF OCEAN INVESTMENT MANAGEMENT COMPANY
(Exact name of small business issuer as specified in its charter)

FLORIDA	14-1877754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)

2701 4th Street North, Units 102/103, St. Petersburg, Florida 33704
(Address of Principal Executive Offices)

(727) 896-3278
(Registrant’s Telephone Number, Including Area Code)
DINELLO RESTAURANT VENTURES, INC. (Registrant’s former name)

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Quick Link to Table of Contents

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2011:  3,238,078

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

XBRL EXPLANATORY NOTE

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

FINANCIAL STATEMENTS EXPLANATORY NOTE

Effective October 1, 2011 and for reasons disclosed below in Note 7 of the Notes to the Financial Statements for the Nine Months ended September 30, 2011, we disposed of the Caramello’s Pizzeria restaurant assets.  Accordingly, this Report and the Financial Statements are presented reflecting discontinued operations.  No operations under the new business direction occurred prior to October 1, 2011 and are thus not addressed other than as disclosed in Note 7.

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AF Ocean Investment Management Company

BALANCE SHEET

As of September 30, 2011 (unaudited) and December 31, 2010 (audited)

	September 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash	$25,564	$9,387
Due from Related Party	15,000	-
Assets of discontinued operations	30,746	23,293
Total current assets	71,310	32,680
Due from Related Party	-	-
Total Assets	71,310	32,680

Liabilities and stockholders' equity
Current liabilities
Liabilities of discontinued operations	23,713	27,286
Total current liabilities	23,713	27,286

Stockholders’ equity
Common Stock, $.01 par value, 500,000,000 shares authorized; 3,238,078 and 2,975,000 shares issued and outstanding	32,381	32,381
Additional paid-in capital	34,027	34,027
Accumulated deficit	(18,811)	(61,014)
Total stockholders’ equity	47,597	5,394

Total liabilities and stockholders’ equity	71,310	32,680

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENT OF OPERATIONS

For the Quarter Ended September 30,

(unaudited)

	Three months ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010

Revenue	$(0)	$-	$(0)	$-

General & administrative	1,297	-	14,831	-
	1,297	-	14,831	-

Operating (loss)	(1,297)	-	(14,831)	-

Other (income) expense	(300)	-	(273)	-
Forgiveness of debt	0	-	-	(5,022)
(Income) loss from discontinued operations	(28,363)	(397)	(57,053)	13,438
Interest expense	291	-	291	-
	(28,372)	(397)	(57,034)	8,416

Income (loss) before income taxes	27,075	397	42,204	(8,416)

Income tax provision	0	-	-	-

Net income, (net loss)	$27,075	$397	$42,204	$(8,416)

Earnings per share - basic and dilutive	$0.01		$0.01
Weighted average shares	3,238,078		3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Earnings

Balance, December 31, 2009	100	100	40,000	(43,638)	(3,538)

Recapitalization (500,000,000 share authorized at $0.01 par value)		(99.0)	99.0		-
					-
Stock split 29,750:1	2,974,900	29,749	(29,749)		-
					-
Stock for debt	263,078	2,631	23,677		26,308
					-
Net loss				(17,376)	(17,376)

Balance, December 31, 2010	3,238,078	32,381	34,027	(61,014)	5,394

Net income				42,203	42,203

Balance, September 30, 2011	3,238,078	32,381	34,027	(18,811)	47,597

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENT OF CASH FLOWS

For the Quarter Ended September 30,

(unaudited)

	2011	2010
Operating activities
Net income, (net loss)	$42,204	$(8,416)
Adjustments to reconcile net income, (net loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization expense	4,510	762
Changes in operating assets and liabilities:
Prepaid and other current assets	(7,453)
Assets and liabilities of discontinued operations	(3,572)	-
Total adjustments	(6,515)	762
Net cash provided by (used in) operating activities	35,689	(7,654)

Investing activities
Purchase of property and equipment	(13,063)	-
Net cash used in investing activities	(13,063)	-

Financing activities
Proceeds from (repayments to) related party	(15,373)	14,932
Net cash (used in) provided by financing activities	(15,373)	14,932

Net increase in cash and cash equivalents	16,177	7,278

Cash and cash equivalents, beginning of year	9,387	2,640

Cash and cash equivalents, end of year	25,564	9,918

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$291	$-
Taxes	$-	$-

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

September 30, 2011

NOTE 1.

ORGANIZATION AND DESCRIPTION OF DISCONTINUED BUSINESS OPERATIONS

(See NOTE 7 below for a description of the new business operations)

Dinello Restaurant Ventures, Inc., now known as AF Ocean Investment Management Company, (the “Company”), was incorporated under the laws of the State of Florida on April 2, 2003.  On that same date the Company filed a Fictitious Name application to do business as “Za Za’s Pizza & Grinders.”  Shortly thereafter, the Company decided on a new “dba” name and filed a Fictitious Name application to do business as “Gumby’s Pizza & Grinders.”  The Company operated as Gumby’s Pizza & Grinders until April 13, 2010 when it filed a new Fictitious Name application to do business as “Caramello’s Pizzeria.”  On July 28, 2010 the sole shareholder of the Company sold 100% of the outstanding stock to the current shareholders.  The Company operated one location in St. Petersburg, Florida.

The Company was a pizzeria which strived to provide its customers high quality cuisine and exceptional service in an enjoyable dining environment.  The Company strived to maintain quality and consistency in its restaurant through the careful training and supervision of personnel and the establishment of standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine months ended September 30, 2011 and September 30, 2010; (b) the financial position at September 30, 2011 and December 31, 2010 and (c) cash flows for the nine months September 30, 2011 and September 30, 2010 have been made.

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

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at September 30, 2011.

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

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

September 30, 2011

 (Continued)

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   There was no share-based compensation paid in 2009 or 2010, or in the nine months ended September 30, 2011.

Advertising.  The costs of advertising are expensed as incurred.  Advertising expense was $11,103 and $25,619 for the nine months ending September 30, 2011 and 2010, respectively.

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

Subsequent Events

The Company has evaluated subsequent events through November 11, 2011 to assess the need for potential recognition or disclosure in this report.  Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

September 30, 2011

 (Continued)

NOTE 3.

PROPERTY AND EQUIPMENT

Property and Equipment, as of September 30, 2011 and December 31, 2010 consists of:

	September 30, 2011	December 31, 2010
Property and Equipment	$ 81,493	$ 68,430
Accumulated Depreciation	54,562	50,052
Property and Equipment, net	$ 26,931	$ 18,378

Depreciation expense was $4,510 and $1,143 for the nine months ended September 30, 2011and 2010, respectively.

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

The Company has no options or warrants issued or outstanding.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

September 30, 2011

 (Continued)

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
$ 27,981.44

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

September 30, 2011

 (Continued)

NOTE 7.

DISCONTINUED OPERATIONS AND CHANGE IN DIRECTION

On September 19, 2011, the Board of Directors appointed Mr. Andy Z. Fan as Director and Chairman of the Board.  On September 21, 2011, Chairman Andy Fan held a special meeting of the Board of Directors to discuss a change is business strategy and business model for the Company due to the current economic conditions.  The lack of improvement in the service industry, specifically the restaurant industry, has not provided the necessary climate for building the current business model.

The Board  believed that to continue to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company.  The Board of Directors and the Shareholders approved moving in a new direction and changing the name of the Company to reflect the new direction and mission.  The approved new strategic direction of the Company will be promoting business relations and exchanges between Chinese and U.S. companies, and facilitating international mergers and acquisitions, increasing co-operation between Chinese companies and Wall Street financial institutions.  We will seek to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.  The new name approved by the Board and the Shareholders will be “AF Ocean Investment Management Company.”

To facilitate this new direction, the Board agreed to the sale of some of the Company’s older assets. The disposal of the restaurant assets to Caramello’s Pizzeria, LLC, a Florida Limited Liability Company, was approved by Shareholders representing 87% of the shares issued and outstanding.

Summary of results of discontinued operations is as follows:

	Nine Months ended
	September 30,
	2011	2010
Revenue	$319,873	$342,822
Operating expenses	302,820	329,384
Net operating income	17,053	13,438
Gain to be recognized from discontinued operations	40,000
Income tax benefit	-	-
Income from discontinued operations net of tax	$57,053	$13,438

Summary of assets and liabilities of discontinued operations is as follows:

	September 30,	December 31,
	2011	2010
Inventory	$3,815	$4,915
Fixed assets, net of depreciation	26,931	18,378
Total assets	$30,746	$23,293
Accounts payable	$-	$3,304
Accrued liabilities	23,714	23,982
Total liabilities	$23,714	$27,286

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “Dinello” “we,” “us,” or “our” and the “Company” are references to the business of AF Ocean Investment Management Company

Use of GAAP Financial Measures

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

In May of 2011 we had a market maker file a Form 211 Application with the Financial Industry Regulatory Authority (FINRA) for an unpriced quote on the OTCBB and the OTC Markets QB.  Our market maker received a letter from FINRA on June 14, 2011 that our request for an unpriced quote had been cleared by FINRA.  We were assigned the symbol “DNLO” and as of July 15, 2011 we were quoted on the OTCBB and the OTC Markets QB for trading.  As of the date of the filing of this quarterly report there has been limited activity in the trading of our common stock, with only 600 shares traded: 100 shares traded at $0.15 and 500 shares traded at $0.51 per share.

We submitted the name change to FINRA and are awaiting a new symbol to be assigned.

Employees

As of September 30, 2011, there were two (2) full time and (7) part-time employees at Dinello Restaurant Ventures, Inc. now known as AF Ocean Investment Management Company.  This does not include the officers and directors who run the corporation.

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

Income Taxes

The Company utilizes a liability approach to financial accounting and reporting for income taxes.  The difference between the financial statement and tax bases of assets and liabilities is determined annually.  Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce deferred tax asset accounts to the amounts that will more likely than not be realized.  No valuation allowance was deemed necessary by management as of September 30, 2011.  Income tax expense is the current tax payable or refundable for the period, plus or minus the net change in the deferred tax asset and liability accounts.

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

Quick Link to Table of Contents

Results of Discontinued Operations

The following table provides a summary of the results of the discontinued operations for our last two full fiscal years.

Table 1.0 Summary of Results of Discontinued Operations

Period Ended:	Revenue	Expenses	Provision for Income Taxes	Net Income (Loss)
September 30, 2011	$ 319,873	$ 302,820	$ -0-	$ 17,053
September 30, 2010	$ 342,822	$ 329,384	$ -0-	$ 13,438
December 31, 2010	$ 445,929	$ 463,305	$ -0-	$ (17,376)
December 31, 2009	$ 564,509	$ 560,924	$ -0-	$ 3,585

Liquidity and Capital Resources

As of September 30, 2011, we had cash and cash equivalents of $25,564.

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

Quick Link to Table of Contents

Results of Discontinued Operations for the nine months ended September 30, 2011 and 2010

The following tables set forth key components of our results of operations for the periods indicated, in dollars.

Table 2.0 Comparison of our Statement of Discontinued Operations

	For the nine months ended
	September 30, 2011 (unaudited)	September 30, 2010 (unaudited)	Change	% Change
Revenue:	$319,873	$342,822	$(22,949)	-7%
Operating Expenses:	302,820	329,384	(26,564)	-8%
Operating income (loss)	17,053	13,438	3,615	27%

Other income (expense)	(144)	0	(144)	-100.00%
Forgiveness of debt	0	-5,022	5,022	100.00%
Interest expense	291	0	291	-100.00%
Net income (loss)	$17,200	$8,416	$(16,019)	-86.78%

Revenues. We had $319,873 in revenues for the nine months ended September 30, 2011, which is a decrease compared to the $342,822 revenues for the nine months ended September 30, 2010.  We attribute this decrease to the overall downturn in consumer spending and the increase in food prices.

Operating Expenses. Expenses decreased by $26,564 to $302,820 for the nine months ended September 30, 2011 from $329,384 for the nine months ended September 30, 2010.  The largest contributors to the decrease in expenses was the reduced advertising and payroll expenses.  We are utilizing new electronic advertising options such as LivingSocial and Groupon coupons.  This form of advertising requires no upfront expenses like print media requires, and fits in to the latest trends and demographics.   We also cut back on staff during this slower season.

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

Income from Operations. For the nine month periods ended September 30, 2011 and September 30, 2010, our operating income (loss) was $17,053 and $13,438.  As we mentioned above, the reduced consumer spending and the increase in food prices resulted in a decrease in the income from operations.

Net Income. For the nine month periods ended September 30, 2011 and September 30, 2010, our Net Income (Loss) was $17,200 and $8,416  respectively.

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

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of September 30, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the period ended September 30, 2011.  Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2011, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of AF Ocean Investment Management Company's common stock without registration during the last three years.   On December 31, 2010 the Company issued 263,078 shares of common stock to the majority shareholder in exchange for her cancelling a $26,308 debt the Company owed to her.

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
101

Financial statements from the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the quarter ended September 30, 2011, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: November 14, 2011	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, and Chairman of the Board

Dated: November 14, 2011	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director