Form 10-Q/A
period 2011-09-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2011-11-14
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment 1

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures

Part II – Other Information

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 6.  Exhibits

Signatures

XBRL EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the Securities Exchange Commission on September 14, 2011 (the “Form 10-Q”), is to revise errors in Exhibit 101 – Interactive Data File (“XBRL Exhibit”) which prevented them from being accepted by EDGAR.  For the convenience of the reader, this amendment also includes the exhibits from our original filing.  No other changes have been made to the Form 10-Q.  This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

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

Quick Link to Table of Contents

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