Form 10-K
period 2011-12-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2012-03-30
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333- 172052

AF OCEAN INVESTMENT MANAGEMENT COMPANY
(Exact name of small business issuer as specified in its charter)
FLORIDA	14-1877754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
501 Madison Ave. 14th Floor New York, New York	10022
(Address of Principal Executive Offices)	(Zip Code)

2701 4th Street North, Units 102/103, St. Petersburg, Florida 33704
Previous Address

(212) 749-4851
(Registrant’s Telephone Number, Including Area Code)
DINELLO RESTAURANT VENTURES, INC. (Registrant’s former name)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☑  No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not b be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

As of June 30, 2011, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $0 based upon the closing price on the date of the Common Stock of the registrant on the OTC Bulletin Board system of $0.00 (the common stock was not trading).  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of March 29, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	3,238,078

Documents incorporated by reference:  N/A

TABLE OF CONTENTS

Part I

Item 1—Business

Item 1A—Risk Factors

Item 2—Description of Property

Item 3—Legal Proceedings

Item 4—Mine Safety Disclosures

Part II

Item 5—Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6—Selected Financial Data

Item 7—Management’s Discussion And Analysis Or Plan Of Operation

Item 8—Financial Statements and Supplementary Data

Item 9—Changes and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A—Controls And Procedures

Part III

Item 10—Directors, Executive Officers and Corporate Governance

Item 11—Executive compensation

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stock holder matters

Item 13—Certain Relationships and Related Transactions, and Director Independence

Item 14—Principal Accounting Fees and Services

Part IV

Item 15—Exhibits, Financial Statement Schedules

Signatures

Financial Statements

Exhibit Index

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

PART I

ITEM 1—BUSINESS

Business Development

AF Ocean Investment Management Company (“AF Ocean”), formerly known as Dinello Restaurant Ventures, Inc., was incorporated on April 2, 2003 under the laws of the State of Florida.. During our nine (9) years of operation as a pizza restaurant (dba “Carmello’s Pizzeria”), we had profits and losses.  The restaurant was located a commercial building that occupied two (2) different units comprising approximately 1,700 square feet on a main artery of the City of St. Petersburg, Florida.  This location was originally chosen for its exposure to the high volume of drive-by traffic daily.  Unfortunately, the lack of improvement in the economy, specifically the restaurant industry, began to be reflected in a reduced shareholder value.

On September 19, 2011, the Board of Directors appointed Mr. Andy Z. Fan as Director and Chairman of the Board; Diane J. Harrison stayed on as Director and corporate secretary and treasurer.  On September 21, 2011, Chairman Andy Fan held a special meeting of the Board of Directors to discuss a change in the business strategy and business model for the Company due to the current economic conditions.

The Board believed that to protect and increase shareholder value, it would be to the advantage, welfare and best interests of the shareholders for the Company to consider alternative corporate strategies to generate new business revenue for the Company.  The Board of Directors and the Shareholders approved moving in a new direction and changing the name of the Company to reflect the new direction and mission.  The approved new strategic direction of the Company was to promote business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  The new mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.  The Board of Directors proposed and the Shareholders approved changing the name to “AF Ocean Investment Management Company.”

In light of the current international economic conditions the management of the company has modified the strategic objectives of the corporation.  While management still believes that there will be opportunities to work with Chinese companies, management believes that the services that it provides will be expanded to a true international market.  To that end management has begun to explore opportunities throughout Southeast Asia as well as Russia, Canada, Europe and the United States.

To facilitate the new direction, the Board agreed to the sale of some of the Company’s older assets. The disposal of the restaurant assets to Caramello’s Pizzeria, LLC, a Florida Limited Liability Company, was approved by Shareholders representing 87% of the shares issued and outstanding.  The disposal was consummated on September 30, 2011.

Our Business

(1) Principal Products or Services and Their Markets

We provide business consulting services to companies that need assistance in determining the correct strategic direction for their organization; business valuation to position the company for sale or to prepare a business plan to raise capital; market position and market penetration; and the use of going public as a strategy for the current owners of the business if it is privately held.

Management expanded the target market of the People’s Republic of China to accepting business from companies located anywhere is the world.  This was done to have the availability of more and potentially longer term consulting agreements with companies needing a consulting firm with international contacts and experience.  We will also make use of our website, www.afocean.com, for marketing our services to and for communicating with potential and current clients.

Management is in the process of selecting individuals to become members of our Board of Directors as well as new employees to provide the quality services that we offer.

Since we are in a recessionary period our large competitors have chosen to retrench and focus their resources on companies generally located outside of China.  Due to the adverse publicity received by numerous Chinese companies that were listed on U.S. markets investors and the buying public in general have shown a propensity to work with companies or purchase from companies other than from the People’s Republic of China.  Even though economic date shows that of the total of U.S. imports from China are approximately 3% of our total imports the negative publicity has caused a backlash for companies doing business with their Chinese counterparts.

(2) Distribution Methods of Our Products

Our services will be provided on the location of the client primarily.  Where research and the development of financial information is necessary we may perform these functions at our offices so that we may involve our full staff to provide the most complete service possible.

Clients will be able to direct where we perform our services to the extent that they are willing to pay the necessary travel and related expenses.  We anticipate that as a new business consulting firm most of our work will be performed at our client’s location initially until we have built a reputation of providing quality services to a variety of international clients.

(3) Status of Any Publicly Announced New Product or Service.

We have not developed any new or unique products or services that would make us stand above our competition. We do believe however that our ability to penetrate the Chinese market due to our extensive contacts in China may be an advantage for our company.

(4) Our Competition

Our competitors are all larger than we are and far more established so that barrier to entry into the international business consulting market will be a formidable one.  Since 2008 we have seen major changes in our industry such as the demise of one of the largest international consulting firms.  There still remain several large firms that not only serve clients internationally but also have a presence in the People’s Republic of China.  The companies that are able to maintain offices in China will have a geographical advantage over us.  The extent of this advantage is difficult to measure as a presence in China does not necessarily translate into more business due to how Chinese companies do business.

We do believe that our large competitors have other advantages.  They have more capital and resources to advertise and to market their businesses.  They have larger staffs and most likely are able to complete many tasks in a shorter period of time.  Due to their larger capital base they are able to attract staff that may be better educated and trained.

 (5) Sources and Availability of Raw Materials

At this time we do not see a critical dependence on any supplier(s) that could adversely affect our operations.

(6) Dependence on Limited Customers

We do not have any limitation on customers at this time.  Presently we are soliciting business outside of our immediate area.  We have concentrated our efforts over the last five (5) months in trying to gain entry into business in Southeast Asia.  Since we have modified our business plan to include working with companies anywhere in the world we have begun to build out our website to become more internationally known by companies seeking our type of consulting services.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do own the domain name, www.afocean.com.  We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

•

These agreements will not be breached;

•

We would have adequate remedies for any breach; or

•

Our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

(8) Need for Government Approval of Principal Products or Services

None of the services we offer require specific government approval. Local government rules may dictate the need for a business license.

(9) Government Regulation

As a company specializing in consulting services we are subject to a limited variety of local, state, and federal regulations.   As a Florida corporation we must file an annual report with the Department of State in Florida.  There are no federal or state regulations that require a special business license for our services.

While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. In general, our services and activities are subject only to local business licensing requirements.

 (10) Research and Development during Our Last Two Fiscal Years

During the last two fiscal years we do not know of any specific research and development that took place.  Since the change in control in September of 2011 we have begun researching the development of business services to be offered.  The cost of our research and development is limited and we do not feel the cost of developing additional services will have any significant impact on our profitability.

In addition to researching new business services to offer our potential clients, we are researching small changes to our business model.  This would include pursuing clients internationally as well contracting our services to our larger competitors.

(11) Cost and Effects of Compliance with Environmental Laws

As a business consulting firm we are not subject to federal, state or local environmental laws.

(12) Our Employees

At December 31, 2011 there were two (2) full-time unpaid employees.  Our President, Andy Z. Fan, is also the majority shareholder in AF Ocean. At the present time, Mr. Fan devotes a minimum of 40 hours per week to the Company.  As the business increases, he will delegate more of his work to new employees yet to be hired.  In addition, Diane J. Harrison our Secretary/Treasurer devotes approximately 15 hours per week to AF Ocean Investment management Company.  Ms. Harrison has a law firm that works with small public companies and their reporting requirements as well as with private companies dealing with corporate matters.

Reports to Security Holders

We will be required to file reports and other information with the U.S. Securities and Exchange Commission (“SEC”) when our registration statement is effective and we are a fully reporting company. You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC's web site at <www.sec.gov>. We believe that we will be an electronic filer making our information available through an Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  This information may be found at www.sec.gov.

We are not required by the Florida Revised Statutes to provide annual reports. At the request of a shareholder, we will send a copy of an annual report to include audited financial statements. In the event we become a reporting company with the SEC, we will file all necessary quarterly and annual reports.

ITEM 1A—RISK FACTORS

Before you invest in our common stock, you should be aware that there are risks, as described below. You should carefully consider these risk factors together with all of the other information included in this prospectus before you decide to purchase shares of our common stock. Any of the following risks could adversely affect our business, financial condition and results of operations. We have incurred both profits and losses from inception while realizing our revenues and we may never generate substantially more revenues or be profitable in the future.

Risks Relating to Our Business

Economic events have adversely impacted our business and results of operations and may continue to do so.

Many parts of the world including the United States are currently in a recession and we believe that these weak general economic conditions will continue through the end of 2012 and most likely beyond. The ongoing impacts of the housing crisis, high unemployment and the rising of commodities prices may further exacerbate current economic conditions that impact our business. As the economy struggles, businesses may become more apprehensive about the economy and/or related factors, and may reduce their level of spending on retaining outside consultants. A decrease in spending due to lower business to business spending or a lack of confidence in the economy could impact the frequency with which our potential clients retain outside consultants thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, businesses might make long-lasting changes to their budgets on a more permanent basis.

The current industry downturn is negatively impacting our business with a revenue decline in fiscal 2011.

We had a small profit from discontinued operations, of $20,528 in fiscal 2011.  Our revenues decreased due to the weak economic environment.   If the economic environment deteriorates further, or is prolonged, resulting in continued revenue decreases, and our actions to respond to these conditions are not sufficient, we could continue to see our revenues decline and we would suffer losses.

Current general business economic conditions could reduce our client availability which would have an adverse effect on our revenues.

We are susceptible to economic slowdowns. In particular, our business caters primarily to businesses that have a need for outside consulting services. We believe that the majority of our revenues will be derived from businesses with the working capital to retain our services. Accordingly, we believe that our business is particularly susceptible to any factors that cause a reduction in working capital. We also believe that companies generally are more willing to make discretionary decisions, including the retention of outside consultants, during periods in which favorable economic conditions prevail. The changes in working capital, as a result of the current economic slowdown and reduction in consumer confidence will adversely affect our revenues.

The future performance of the U.S. economy and global economies are uncertain and are directly affected by numerous global and national factors, in addition to other factors that are beyond our control. These factors, which also affect discretionary consumer spending, include among other items, international, national, regional and local economic conditions, disposable consumer income, consumer confidence, terrorist attacks and the United States’ participation in military actions. We believe that these factors have adversely impacted our business and, should these conditions continue, worsen or be perceived to be worsening or should similar conditions occur in the future, we would expect them to continue to adversely impact our business.

There are factors both within and without our control that can cause our results of operations to fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our company’s revenue including, among other factors:

•

our ability to execute our business strategy effectively;

•

competition;

•

business trends; and

•

general international, national, regional and local economic conditions.

Our results of operations and revenues could be adversely affected by our inability to expand our company operations.

There are factors which may impact the amount of time and money required for the expansion of our company business, including but not limited to, business working capital, include among other items, international, national, regional and local economic conditions, consumer confidence, terrorist attacks and the United States’ participation in military actions..

Our growth depends on our ability to expand and operate profitably.

Our ability to expand is dependent upon a number of factors, some of which are beyond our control, including but not limited to our ability to:

•

develop additional sources of marketing that are within our budgetary constraints;

•

raise, borrow or have available an adequate amount of money for expansion costs;

•

hire, train and retain the skilled management and other employees necessary to meet staffing needs in a timely manner;

•

successfully promote our business and compete in the consulting market.

Our existing personnel, management systems, financial controls, information systems and other systems and procedures may be inadequate to support any expansion, which could require us to incur substantial expenditures that could adversely affect our operating results.

Our company may not be able to compete successfully with other consulting firms and, as a result, we may not achieve our profitability.

Our industry is intensely competitive with respect to price and quality of service.  We compete with national and regional firms as well as independently owned small to medium size business consulting firms.  Compared to our business, our competitors may have greater financial and other resources, have been in business longer, have greater name recognition and be better established in the market where our business is located.

Our success depends in part upon the continued use of outside consulting firms by businesses.

Shifts in business preferences away from outside consulting services could materially adversely affect our operating results. The consulting industry is characterized by the continual introduction of new concepts and is subject to rapidly changing business preferences. Our success depends in part on our ability to anticipate and respond to changing business preferences.

Continued expansion by our competitors in the consulting services industry could prevent us from realizing anticipated benefits from growth in our company revenue.

Our competitors have commenced operations overseas in many of the geographical locations that we are targeting and a key element of our strategy is to expand our sales in these markets. If we overestimate demand for services or underestimate the popularity of our competitors’ services, we may be unable to realize anticipated revenues from expansion into other markets. Similarly, if one or more of our competitors open new offices in our existing markets, revenues in our company may be lower than we expect. Any unanticipated slowdown in demand due to industry growth or other factors could reduce our revenue and results of operations, which could cause our revenue to decline substantially.

Material weaknesses in our financial reporting may cause us to restate our financial statements in the event we discover such weaknesses and are determined to not be acceptable to financial reporting requirements.

We have the responsibility to review the internal controls over financial accounting.  During this review material we may discover material weaknesses that could cause us to have to restate our financial statements.  This could cause us to expend additional funds that would have a material impact on our ability to generate profits and on the profits of past operations.

Taxing authorities may select to audit our federal, state and/or local tax returns from time to time, which may result in tax assessments and penalties that could have an adverse effect on our results of operations and financial condition.

We are subject to federal, state and local taxes in the U.S. Although we believe that our tax reporting is reasonable, if any taxing authority disagrees with the positions taken by the Company on its tax returns, we could have additional tax liabilities, including interest and penalties, which, if material, could have an adverse impact on our results of operations and financial condition.

Increases in the prices of labor could reduce our operating margins and our revenues.

We will have the need to hire additional qualified personnel in the future and the cost of these individuals may be higher than anticipated due to demand from competitors. Our labor costs will represent a large portion of our gross revenues. If the cost of labor increases in the future and we choose not to pass, or cannot pass, these increases on to our clients, our operating margins would decrease, perhaps materially.

Our operating results may fluctuate significantly due to economic conditions that make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business.

Our business is subject to economic fluctuations that may vary greatly depending upon the national and international business climate. These fluctuations can make it more difficult for us to predict accurately and address in a timely manner factors that may have a negative impact on our business. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year

Our results of operations are affected by a variety of factors, including decreasing stock markets and have fluctuated significantly in the past and can be expected to continue to fluctuate significantly in the future while the recession continues.

We anticipate that our results of operations will fluctuate significantly and can be expected to continue to fluctuate significantly in the future. Our results of operations are affected by a variety of factors, including:

•

the timing of office openings by competitors;

•

changes in business to business preferences;

•

general economic conditions;

•

stock market conditions; and

•

actions by our competitors.

Negative factors or publicity surrounding our business or the consulting industry generally could adversely affect business decisions, which could reduce our sales and make our brand less valuable.

It is our belief that our competitive strengths include the quality of our personnel and their skills. Therefore we believe that adverse publicity relating to our company and its personnel or other similar concerns affects us more than it would competitors that compete primarily on other factors. Any shifts in business preferences away from the kinds of services we offer would make our firm less appealing and adversely affect our revenues.

We may incur additional costs or liabilities and lose revenues impacting operating results as a result of litigation and government regulation affecting the operation of our business.

Our business is not subject to extensive federal, state, and local government regulation.  To the extent that new governmental regulations impose material additional obligations on us, it could cause us to increase the fees we charge our clients.

The costs of operating our business may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime, health care, workers’ compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs were to increase and we were unable to offset the increase by increasing our prices or by other means, this could have a material adverse effect on our business and results of operations.

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to AF Ocean Investment Management Company and other names and marks used by us, which could adversely affect the value of the Ocean’s brand.

We have not registered the “AF Ocean” mark used by our restaurant as a trade name in Florida or any state or the United States Patent and Trademark Office. The success of our business depends on our continued ability to use our existing trade name in order to increase our brand awareness. In that regard, we believe that our trade name is valuable asset that is critical to our success. The unauthorized use or other misappropriation of our trade name could diminish the value of our business and may cause a decline in our revenue.

Any new indebtedness may adversely affect our financial condition, results of operations, limit our operational and financing flexibility and negatively impact our business.

Any revolving credit facility, and other debt instruments we may enter into in the future, may have negative consequences to the Company, including but not limited to the following:

•

our ability to obtain financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•

we may use a substantial portion of our cash flows from operations to pay interest on any new indebtedness, which will reduce the funds available to us for operations and other purposes;

•

our level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•

our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•

our level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect that we will depend primarily upon our operations to provide funds to pay our expenses and to pay any amounts that may become due under any new credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by various financial, business, economic and other factors, many of which we cannot control.

We depend on the services of key a key executive, the loss of whom could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our senior executive, Andy Fan is important to our success because he is instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging any necessary financing. Losing the services of Mr. Fan could adversely affect our business until a suitable replacement could be found.

Neither Mr. Fan nor our Secretary, Ms. Diane J. Harrison, are bound by employment agreements with us. We do not maintain key person life insurance policies on any of our executives.

We expect to incur substantial expenses to meet our reporting obligations as a public company. In addition, failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting and could harm our ability to manage our expenses.

Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. We estimate that it will cost approximately $15,000 annually to maintain the proper management and financial controls for our filings.  In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal controls over financial reporting, which requires us to document and test the design and operating effectiveness of our internal controls over financial reporting. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, or if we fail to comply with other obligations imposed by the Sarbanes-Oxley Act rules relating to corporate governance matters, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

We do not have current insurance policies that may provide adequate levels of coverage against claims and we may incur losses without such insurance.

We do not maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, we believe that insurance covering liability for violations of wage and hour laws is generally not available. These losses, if they occur, could have a material adverse effect on our business and results of operations.

Risks Relating to our Common Stock

Our future results may vary significantly in the future which may adversely affect the price of our common stock.

It is possible that our quarterly revenues and operating results may vary significantly in the future and that period-to-period comparisons of our revenues and operating results are not necessarily meaningful indicators of the future. You should not rely on the results of one quarter as an indication of our future performance. It is also possible that in some future quarters, our revenues and operating results will fall below our expectations or the expectations of market analysts and investors. If we do not meet these expectations, the price of our common stock may decline significantly.

We do not anticipate paying cash dividends for the foreseeable future, and therefore investors should not buy our stock if they wish to receive cash dividends.

No dividends were declared during 2011 and 2010.  Since our reclassification to a “C” corporation we have not paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

If we fail to continue to comply with the listing requirements of the OTCBB, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on the OTCBB and the OTC Markets. We are subject to certain continued listing standards. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the OTCBB’s and the OTC Market’s continued listing standards. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

Our stock price will be extremely volatile.

The trading price of our common stock will be subject to wide fluctuations in response to announcements of our business developments or those of our competitors, quarterly variations in operating results, and other events or factors. In addition, stock markets have experienced extreme price volatility in recent years. This volatility has had a substantial effect on the market prices of companies, at times for reasons unrelated to their operating performance. Such broad market fluctuations may adversely affect the price of our stock.

Because we can issue additional shares of common stock, purchasers of our common stock may incur immediate dilution and experience further dilution.

We are authorized to issue up to 500,000,000 shares of common stock, of which 3,238,078 shares of common stock are issued and outstanding as of December 31, 2011. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Since our securities are subject to penny stock rules you may have difficulty selling your shares.

Our shares of common stock are “penny stocks” and are covered by Section 12(g) of the 1934 Securities and Exchange Act which imposes additional sales practices which requires broker/dealers who sell AF Ocean Investment management Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements.  For sales of our securities a broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale.  The imposition of the foregoing additional sales practices could adversely affect a shareholder’s ability to dispose of his stock.

Our Amended and Restated Articles of Incorporation provide for one class of blank check preferred stock solely at the discretion of the Board of Directors.

Our Board of Directors may, at its sole discretion, issue stock from our authorized blank check preferred class.  Shareholders do not have any control regarding the issuance of any shares from this class and may be adversely affected by any such issuance or subsequent sale in the form of dilution, voting, and value of their shares.  The preferred shares may also be issued with preferences or rights that may adversely affect the holders of our common stock.

Since our Secretary, Diane J. Harrison, as also our Chief Financial Officer, legal advisor and a shareholder, there may be a conflict of interest for Ms. Harrison for our company and her other business interests.

Our Secretary is our Chief Financial Officer, legal counsel and a shareholder.  Ms. Harrison has provided the legal opinion for our common stock as the President of Harrison Law, P.A.  Her commitment to her law firm clients may cause a conflict with her acting independently regarding our company.  There may also be a conflict with her acting as our Chief Financial Officer and providing legal counsel.

At the present time our Officers and Directors provide their services on an unpaid basis and may not be able to continue their services without pay.

Since our company is not currently operating with earnings and cash flows to support officer and director salaries, our Officers and Directors work on an unpaid basis.  If and when the company has increased its operations to support salaries, both of our Officers/Directors will be compensated at the rate of $26,000 per year, which compensation will be adjusted annually based on individual performance and performance of the Company.  Revenues and earnings, as well as sufficient cash flow, will be considered when determining when salaries may be available to our officers and directors.  Cash flows must be sufficient to meet the monthly cash needs of the business.  Earnings are determined quarterly and will be analyzed along with our cash flows to determine if there is sufficient cash remaining after all expenses are paid to commence salaries for Mr. Fan and Ms. Harrison.  Until then, there is a risk that our officers and directors may need to find work elsewhere to supplement their income, distracting them from the store operations resulting in poor quality control and a loss of customers and business.

ITEM 2—PROPERTIES

The Company rents corporate office space at 501 Madison Ave, 14th Floor, New York, New York 10022 and maintains a Florida address 6371 Business Blvd., Suite 200, Sarasota, Florida 34240.  Our telephone number is (212) 729-4951; the Company’s virtual address is www.afocean.com.

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “AFAN.”  The price of the last sale of our stock at market closing occurred on January 3, 2012 and was $1.02 per share.

As the market for our shares develops, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other consulting services or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Cash dividends have not been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

During the year ended December 31, 2011, the Company did not issue any stock.

We had thirty-one (31) stockholders of record of our common stock as of December 31, 2011.  The CUSIP number for our common stock is 00107N 101.

ITEM 6—SELECTED FINANCIAL DATA

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K and as such, are not providing the information contained in this item pursuant to Item 301 of  Regulation S-K.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the notes thereto.

Forward-Looking Statements

This annual report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management's current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China's legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to "AF Ocean" "we," "us," or "our" and the "Company" are references to the business of AF Ocean Investment Management Company.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management’s Discussion and Analysis or Plan of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General

We are an operating company that is seeking to commence operations in the business consulting services rather than the restaurant business. We have an operating history and have generated revenues from our prior business model activities that have produced both net incomes and losses in the periods in which we have been fully operational.

Our Board of Directors believes that we can operate as a business consulting firm during the next twelve months.  A change in the strategic business direction of the company may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any strategic change in operations is largely dependent on factors beyond our control such as the market for our services.   We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company.

Employees

As of December 31, 2011, there were no paid employees. This includes the two (2) officers and directors who run the corporation.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes) which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) 109, “Accounting for Income Taxes” (codified primarily in FASB ASC Topic 740, Income Taxes). FIN 48 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 effective January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no increase in the liability for unrecognized tax benefits.

Impairment of Long-Lived Assets

The Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. The adoption of SFAS No. 144 has not materially affected the Company’s reported earnings, financial condition or cash flows.  In accordance with ASC360, the Company has identified impairment of its long lived assets and has disclosed these impairments in notes 3 and 4 of the financials.

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	LOSS FROM OPERATIONS	TOTAL OTHER INCOME (EXPENSE)	NET INCOME (LOSS)
December 31, 2011	$(17,318)	$37,846	$20,528

December 31, 2010	$(3,399)	$(13,977)	$(17,376)

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $3,361.

Between April 2003 and September 19, 2011, the Company concentrated its efforts in the pizza restaurant industry  At the time, our management believed we could capitalize on the quality of the restaurant offerings to increase business.

We changed to our current business model on September 19, 2011.  Since then, we incurred additional liabilities that made our company illiquid at times.

In the event we are unable to generate sufficient funds to continue our business efforts or if the company is pursued by a larger company for a business combination we will analyze all strategies to continue the company and maintain or increase shareholder value.  Under these circumstances we would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value.  Management believes its responsibility to maintain shareholder value is of paramount importance, which means the Company should consider the aforementioned alternatives in the event funding is not available on favorable terms to the Company when needed.

Results of Operations for the years ended December 31, 2011 and 2010

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Years Ended December 31,

	2011	2010	%Change
Revenue:	$-	$-	-
Selling, general and administrative expense	17,318	3,399	410%
Loss from operations	(17,318)	(3,399)	410%
Other income (expense):
Income (loss) from discontinued operations	37,864	(13,937)	-372%
Interest expense	(291)	(40)	628%
Other	273	-
Total other income (expense), net	37,846	(13,977)	-371%
Net income (loss)	$20,528	$(17,376)	-218%
Income (loss) per share: basic and diluted	$0.01	$(0.01)	-218%

Income (Loss) from Discontinued Operations. For the year ended December 31, 2011, total income was $37,864 compared to ($13,937) for the year ended December 31, 2010. The total income generated in the current year was directly attributable to the discontinued operations of the pizza business.   We desire to take advantage of the new strategic direction of the Company to generate revenue beginning in the second quarter of 2012.

Operating Expenses. Expenses increased by $13,919 to $17,318 for the year ended December 31, 2011 from $3,399 for the year ended December 31, 2010.  The increase is primarily related to professional services.

Net Income (Loss). As a result of the factors described above, net income increased from ($17,376) for the year ended December 31, 2010 to $20,528 for the year ended in 2011.

Liquidity and Capital Resources

General. At December 31, 2011, we had cash and cash equivalents of $3,361. We have historically met our cash needs through a combination of cash flows from operating activities, which have been discontinued. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $6,026 and $19,561 for the years ended December 31, 2011 and 2010, respectively. The principal elements of cash flow from operations for the year ended December 31, 2011 included a net income of $20,528 offset by assets and liabilities of discontinued operations.

Cash generated in our financing activities was $0 for the year ended December 31, 2011, compared to $26,308 during the comparable period in 2010.

As of December 31, 2011, current assets exceeded current liabilities by 4.1 times. Current assets increased from $32,680 at December 31, 2010 to $34,212 at December 31, 2011 whereas current liabilities decreased from $27,286 at December 31, 2010 to $8,290 at December 31, 2011.

	For the years ended December 31,
	2011	2010
Cash used in operating activities	$ (6,026)	$ (19,561)
Cash used in investing activities	-	-
Cash provided by financing activities	-	26,308
Net changes to cash	$ (6,026)	$ 6,747

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $0 and net income of $20,528 for the year ended December 31, 2011 compared to sales of $0 and net loss of $17,376 for the year ended December 31, 2010.  The Company had a working capital surplus, stockholders’ equity, and accumulated deficit of $25,922, $25,922 and $40,486, respectively, at December 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to obtain investment capital from future funding opportunities to fund the current and planned operating levels.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term, other than the following as reported in our financial statements:

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles — amendments based on Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This ASU reflected the issuance of FASB Statement No. 168.  This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  This Accounting Standards Update includes Statement 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded.

In February 2010, the FASB issued authoritative guidance on subsequent events. The guidance requires an SEC filer to evaluate subsequent events through the date the financial statements are issued but no longer requires an SEC filer to disclose the date through which the subsequent event evaluation occurred. The guidance became effective for the Company upon issuance and had no impact on the Company’s results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following discussion about the Company’s market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

In general, business enterprises can be exposed to market risks, including fluctuation in commodity and raw material prices, foreign currency exchange rates, and interest rates that can adversely affect the cost and results of operating, investing, and financing. In seeking to minimize the risks and/or costs associated with such activities, the Company manages exposure to changes in commodities and raw material prices, interest rates and foreign currency exchange rates through its regular operating and financing activities. The Company does not utilize financial instruments for trading or other speculative purposes, nor does the Company utilize leveraged financial instruments or other derivatives.

Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings, however, we believe these fluctuations have not been significant.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index to our financial statements in Item 15 and the financial statements and notes that are filed as part of this Annual Report on Form 10-K following the signature page and incorporated herein by this reference.

ITEM 9—CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 13, 2010, we engaged Randall N. Drake CPA, P.A., as our independent auditor. On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.  They are our first auditor and we have had no disagreements with them on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, our financial condition, results of operations, and cash flows as of and for the year presented.

Management Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names and ages of our directors and executive officers are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

On September 15, 2011, the Board of Directors appointed Mr. Andy Z. Fan to the position of Director and Chairman of the Board of Directors, until the next annual meeting of Shareholders.  Mr. Fan’s directorship is uncompensated except for reimbursement for incidentals such as Board of Director meeting travel expenses.  We believe Mr. Fan’s education, experience, and background will greatly improve our on-line marketing and increase our Chinese consumer base.

There are no arrangements or understanding between Mr. Fan and any other person pursuant to which he was selected as a Director, and the Company has not entered into, nor has any currently proposed plans to enter into, any transactions in which he will have a direct or indirect material interest.  In addition, there are no family relationships between Mr. Fan and any other director or executive officer of the Company.

Directors and Executive Officers

Name	Age	Position	Any arrangements or understanding pursuant to which he or she was selected as director
Andy Fan	47	President, CEO, Chairman of the Board of Directors	None
Diane J. Harrison	53	Secretary, Treasurer, Director	None
John Paquette	43	Former[1] President, Director	None
1Mr. Paquette resigned as President and Director on October 7, 2011.

Background of Executive Officers and Directors

Andy Z. Fan

Mr. Fan was appointed as Director and Chairman of the Board of Directors on September 15, 2011 and then appointed as President and CEO upon Mr. Paquette’s resignation October 7, 2011.  He is native Chinese and a U.S. citizen. Mr. Fan has outstanding connections with the Chinese government, long standing relationships with Chinese media, and has a strong fan base in China where he has appeared in various forms of media over the past few years. He was once the interpreter for China's Head of State -- Prime Minister Li Peng. Later, he was awarded a full scholarship to study on the graduate level in the U.S., and was introduced to former U.S. President Bill Clinton by the University President and served as Clinton's Chinese interpreter.   Mr. Fan's popular book "Clinton and My Life" has made him an idol to millions of Chinese students, and a well-respected sought-after public speaker.

His nine popular books in China also make him a frequent guest on TV, as well as being followed and interviewed by media everywhere he goes. He has been on magazine covers, including “Chinese Business Leader”, “China Celebrity”, “China Private Capital”, “World Chinese Businessman”, “Discovery”, “Commerce”, “The View”, among others. To millions of fans and their parents across the country, Andy is their idol, their hero, and their super star. Due to his popularity, he is often invited as the guest of honor and speaker by many prominent organizations, such as being invited to Nobel Laureates Beijing Forum and Forbes China City Investment Forum. In celebration of the 60th anniversary of the founding of the People’s Republic of China, Mr. Fan was chosen to be one of “China’s 60 Role Models in 60 Years”, and his portrait was printed on a Chinese Postage Stamp in 2009.

In 2008, Mr. Fan founded and was the chairman and CEO of American Pacific Rim Commerce Group (OTC Greys:  “APRM”), a start-up company with the purpose of providing an on-line marketplace for trade between U.S. small and mid-size businesses and Chinese businesses and consumers. In 2009, Mr. Fan was appointed to the Board of Directors of One World Ventures, Inc. (OTC Pinks: “OWVI”), a holding company with management resourced in Asia and the United States that invests in technologies, communities and systems that facilitate trade, finance, communication, and travel across international boundaries, cultures and languages.

Diane J. Harrison

Ms. Harrison has served as our Secretary/Treasurer/Director since we acquired control of the business on July 28, 2010. Ms. Harrison is a securities lawyer in private practice and is currently licensed to practice law in Florida and Nevada.  She graduated from Stetson University College of Law in May 2000.  Ms. Harrison was the President of Cheetah Consulting, Inc. n/k/a AF OCEAN INVESTMENT MANAGEMENT COMPANY [OTCBB:VIIC] from January 2, 2007 until her resignation on December 8, 2009.  She has remained as securities counsel for AF OCEAN INVESTMENT MANAGEMENT COMPANY  Ms. Harrison was secretary of Coastline Corporate Services, Inc. from October 29, 2006 until July 1, 2008[OTCBB:CCSV].  From October 31, 2006 until her resignation on January 8, 2007, Ms. Harrison was the Secretary of Avalon Development Enterprises, Inc. n/k/a GuangZhou Global Telecom, Inc. [OTCBB:GZGT].  From August 9, 2006 to October 3, 2006, Ms. Harrison was the Secretary of a fully reporting and OTCBB trading company, Irish Mag, Inc., n/k/a China Information Technology, Inc. [NASDAQ:CNIT].  During the periods May 2000 through July 2003 and February 2004 through January 2005, Ms. Harrison was President and Secretary/Treasurer, respectively, of MCFTY National, a fully reporting but non-trading company.  Prior to her legal career, Ms. Harrison worked for the United States Department of Energy (“USDOE”).  She was a systems engineer and the waste package and repository design branch chief for the high-level radioactive waste repository at Yucca Mountain, north of Las Vegas, Nevada.  She spent seven (7) years working for the USDOE.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2011 were timely filed with the Commission.

Code of Ethics

The Company has adopted a code of ethics that applies to its Chief Executive Officer and other senior financial officers, which group includes the Company’s principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics is accessible at our Internet website, www.afocean.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $2,000,000 in revenue we rely on our Chief Financial Officer, Diane J. Harrison, for our audit committee financial expert as defined in Item 407(d) of Regulation S-X. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Ms. Harrison as our company CFO and our audit committee financial expert is not detrimental to the Company. Ms. Harrison has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Ms. Harrison has gained this expertise through her experience as our CFO and through her formal education. She has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the Company’s financial statements.

ITEM 11.—EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Company’s compensation arrangements with its named executive officers are designed to attract and retain the best available personnel for positions of substantial responsibility with the Company.  In addition, these arrangements have been developed to provide additional incentive to the Company’s key employees and promote the success of the Company’s business.

The compensation arrangements consist of two components.  The first component is base compensation (or “salary”) and the second component is the stock option plan.

Base Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2011 and 2010, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2011and 2010, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z. Fan, President, Director	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Diane J. Harrison, Secretary, Treasurer, Director	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
John Paquette, former[1] President, Director	2011	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
1Mr. Paquette resigned as President and Director on October 7, 2011.

The base compensation for the Named Executive Officers is reviewed every two years and adjustments are made based upon performance.

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2011:

Outstanding Equity Awards at December 31, 2011

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Andy Z. Fan	0	0	0	0	0	0	0	0	0
Diane J. Harrison	0	0	0	0	0	0	0	0	0
John Paquette	0	0	0	0	0	0	0	0	0

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Table 7.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z. Fan	0	0	0	0	0	0	0
Diane J. Harrison	0	0	0	0	0	0	0
John Paquette	0	0	0	0	0	0	0

Board of Directors and Committees

Currently, our Board of Directors consists of Andy Z. Fan and Diane J. Harrison. We are seeking additional board members. At present, the Board of Directors has not established any standing committees.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of all the members of the Board.  During the fiscal year ended December 31, 2011, none of the directors were paid officers of the Company.  Board members participated in the consideration of the Director compensation and no compensation was granted.  At this time, the Compensation Committee does not have a charter.

Compensation Committee Report

The Compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) with management.  Based on the review and discussions, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

COMPENSATION COMMITTEE REPORT

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the

Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 for filing with the SEC.

 MEMBERS OF THE COMPENSATION COMMITTEE

o

Andy Z. Fan, President, Director

o

Diane J. Harrison, Secretary, Treasurer, Director

Employment Agreements

Currently, we have no employment agreements with our officers.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2011, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 8.0 have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table 8.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Andy Z. Fan 501 Madison Ave. New York, NY 10022	2,831,178	87.434%
Common Stock	Diane J. Harrison 8955 US Hwy 301 N. Parrish, FL 34221	100	0.003%
Common Stock	All Executive Officers and Directors as a Group	2,831,278	87.437%

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2011, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors other than the following: During 2011, in a series of private transactions, Ms. Harrison sold 2,816,753 shares of company stock to Mr. Fan for $385,000.    The former President and Chairman of our company, Ms. Harrison, is also the President of Harrison Law, P.A., the Company’s securities law firm.  Ms. Harrison is a licensed attorney in good standing in Florida and Nevada. She is still a security holder of the Company holding less than 1% of the stock issued and outstanding on December 31, 2011.

Director Independence

In accordance with the rules of the Commission, the Board of Directors has evaluated each of its directors’ independence from the Company based on the definition of “independence” established Item 407(a) of Regulation S-K. In its review of each director’s independence from the Company, the Board of Directors reviewed whether any transactions or relationships exist currently or, during the past year existed, between each director and the Company and its subsidiaries, affiliates, equity investors or independent registered public accounting firm. The Board of Directors also examined whether there were any transactions or relationships between each director and members of the senior management of the Company or their affiliates.

Based on the Board of Director’s review and the Commission’s definition of “independence,” the Board of Directors has determined we currently have no independent directors.  Andy Z. Fan and Diane J. Harrison are fulfilling the audit, nominating and compensation committee functions.  We intend to retain independent directors to fulfill those functions as the business plan is implemented.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 1, 2012, our audit firm, Randall N. Drake CPA, P.A., changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

The following table sets forth the aggregate fees billed by our auditors and accountants for fiscal 2011 and 2010:

Table 10.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2011	$9,500	$0	$0	$10,000 (1)	$19,500
2010	$0	$0	$0	$0	$0

(1)

Audit related fees for the Registration Statement on Form S-1.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of AF OCEAN INVESTMENT MANAGEMENT COMPANY are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2011 and December 31, 2010

•

Statements of Operations for the years ended December 31, 2011 and December 31, 2010

•

Statements of Stockholders’ Deficit for the years ended December 31, 2011 and December 31, 2010

•

Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010

•

Notes to the Financial Statements

2. Index to Financial Statement Schedules

Financial statement schedules are omitted because they are either not required or the required information is provided in the consolidated financial statements or notes thereto.

3. Index to Exhibits

The exhibits filed herewith or incorporated by reference are set forth on the Exhibit Index below and attached hereto.

Table 9.0 Index to Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation Filed on February 4, 2011 as Exhibit 3(i) to the registrant’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.
3.2

Amended and Restated Articles of Incorporation

Filed on February 4, 2011 as Exhibit 3(ii) to the registrant’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.

3.3	By-Laws Filed on February 4, 2011 as Exhibit 3(i) to the registrant’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.
3.4	Amended and Restated Articles of Incorporation Filed on October 5, 2011 as Exhibit 3(iv) to the Company’s Current Report on Form 8-K dated October 1, 2011 and incorporated herein by reference.
10	Contract For Purchase Of Assets And Liabilities Filed on October 5, 2011 as Exhibit 3(iv) to the Company’s Current Report on Form 8-K dated October 1, 2011 and incorporated herein by reference.
14	Code of Ethics Filed on February 4, 2011 as Exhibit 14 to the registrant’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1	Certification of Chief Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
32.2	Certification of Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: March 29, 2012	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: March 29, 2012	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, President, Chairman of the Board of Directors

Dated: March 29, 2011	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Drake & Klein CPAs

A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors

AF Ocean Investment Management Company

New York, New York

We have audited the accompanying balance sheets of AF Ocean Investment Management Company as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2011 and 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting.   Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provided a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in footnote 3 to the financial statements, the Company has not generated sufficient revenue and has not established sustainable operations which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Drake & Klein CPAs

Clearwater, Florida

March 29, 2011

PO Box 2493 Dunedin, FL 34697-2493 727-512-2743	2451 McMullen Booth Rd. Suite 210 Clearwater, FL 33759-1362

Quick Link to Table of Contents

AF Ocean Investment Management Company

BALANCE SHEET

December 31,

	2011	2010
ASSETS
Current assets
Cash	$3,361	$9,387
Assets of discontinued operations	30,851	23,293
Total current assets	34,212	32,680
Total Assets	$34,212	$32,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Liabilities of discontinued operations	$8,290	$27,286
Total current liabilities	8,290	27,286
Total Liabilities	8,290	27,286

Stockholders’ equity
Common Stock, $.01 par value, 500,000,000 shares authorized; 3,238,078 shares issued and outstanding	32,381	32,381
Additional paid-in capital	34,027	34,027
Accumulated deficit	(40,486)	(61,014)
Total stockholders’ equity	25,922	5,394

Total liabilities and stockholders’ equity	$34,212	$32,680

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENT OF OPERATIONS

For the Years ended December 31,

	2011	2010

Revenue	$-	$-
Selling, general & administrative expenses	17,318	3,399
Loss from operations	(17,318)	(3,399)

Other income (expense)
Income (loss) from discontinued operations	37,864	(13,937)
Interest expense	(291)	(40)
Other	273	-
Total other income (expense), net	37,846	(13,977)

Net income (loss)	$20,528	(17,376)

Earnings (loss) per share - basic and dilutive	$0.01	(0.01)
Weighted average shares - basic and diluted	3,238,078	3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Par Value	Capital	Deficit	Earnings

Balance, December 31, 2009	100	$100	$40,000	$(43,638)	$(3,538)
Recapitalization (500,000,000 share authorized at $0.01 par value)		(99)	99		-
Stock split 29,750:1	2,974,900	29,749	(29,749)		-
Stock for debt	263,078	2,631	23,677		26,308
Net loss for 2010				(17,376)	(17,376)
Balance, December 31, 2010	3,238,078	$32,381	$34,027	$(61,014)	$5,394
Net income for 2011				20,528	20,528
Balance, December 31,2011	3,238,078	$32,381	$34,027	$(40,486)	$25,922

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENT OF CASH FLOWS

For the Years Ended December 31,

	2011	2010
Cash flows used in operating activities
Net income (loss)	$20,528	$(17,376)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Assets and liabilities of discontinued operations	(26,554)	(2,185)
Net cash used in operating activities	(6,026)	(19,561)

Cash flows from financing activities
Proceeds from (repayments to) related party	-	26,308
Net cash (used in) provided by financing activities	-	26,308

Net increase (decrease) in cash	(6,026)	6,747

Cash at beginning of year	9,387	2,640
Cash at end of year	$3,361	$9,387

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$291	$40
Taxes	$-	$-

On December 31, 2010, the major shareholder converted $26,308 in debt to 263,078 shares of common stock.

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

December 31, 2011

NOTE 1.

ORGANIZATION AND DESCRIPTION OF DISCONTINUED BUSINESS OPERATIONS

Dinello Restaurant Ventures, Inc., now known as AF Ocean Investment Management Company (the “Company”), was incorporated under the laws of the State of Florida on April 2, 2003.  On that same date the Company filed a Fictitious Name application to do business as “Za Za’s Pizza & Grinders.”  Shortly thereafter, the Company decided on a new “dba” name and filed a Fictitious Name application to do business as “Gumby’s Pizza & Grinders.”  The Company operated as Gumby’s Pizza & Grinders until April 13, 2010 when it filed a new Fictitious Name application to do business as “Caramello’s Pizzeria.”  On July 28, 2010 the sole shareholder of the Company sold 100% of the outstanding stock to 30 shareholders.  The Company operated one location in St. Petersburg, Florida.

Unfortunately, the lack of improvement in the economy, specifically the restaurant industry, began to be reflected in a reduced shareholder value.  On September 19, 2011, the Board of Directors appointed Mr. Andy Z. Fan as Director and Chairman of the Board; Diane J. Harrison stayed on as Director and corporate secretary and treasurer.  On September 21, 2011, the Board of Directors unanimously voted in favor of changing the strategic direction of the Company from the pizzeria business to promoting business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  The new mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.  The Board of Directors proposed and the Shareholders approved changing the corporate name to “AF Ocean Investment Management Company.”

To facilitate the new direction, the Board sold some of the Company’s older assets. The disposal of the restaurant assets to Caramello’s Pizzeria, LLC, a Florida Limited Liability Company, was approved by Shareholders representing 87% of the shares issued and outstanding.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the years ended December 31, 2011 and 2010; (b) the financial position at December 31, 2011 and 2010 and (c) cash flows for the years ended December 31, 2011 and 2010 have been made.

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

Cash and Cash Equivalents

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

Inventory

Inventory is stated at the lower of cost (first in – first out) or market.  Market is generally considered to be the net realizable value.  The inventory at each year end consisted of food stuffs and supplies with a limited life.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

December 31, 2011

(Continued)

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2011.

Impairment of Long-lived Assets

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

Stock-based Compensation

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

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.  The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   There was no share-based compensation paid in 2011 or 2010.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense of $11,103 and $27,695 for the years ending December 31, 2011 and 2010, respectively were included in the loss from discontinued operations.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

December 31, 2011

(Continued)

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

For the years ended December 31, 2010 and 2009, the Company elected to be taxes under Sub-chapter S of the Internal Revenue Code.  As such, the Company’s income or loss was reported on the shareholders’ personal returns.  Therefore no provision for income taxes was presented.

Effective January 1, 2011, the Company revoked its S-Corporation election and thereafter accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Beginning September 1, 2009, the Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.”   When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of December 31, 2011, tax years 2011, 2010 and 2009 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

Effective September 1, 2009, the Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48”, (“ASC 740-10”), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10.  ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying consolidated financial statements.

Net Earnings (Loss) Per Share

In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares plus the effect of the dilutive potential common shares outstanding during the period using the treasury stock method. There are no share equivalents for any periods presented and, thus, anti-dilution issues are not applicable.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

December 31, 2011

(Continued)

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of December 31, 2011 and 2010.

Recent Accounting Pronouncements

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has discontinued its operations and currently is evaluating its new direction (see Note 9).  The Company sustained net income of $20,528 ($37,864 from discontinued operations) and used cash in operating activities of $6,026 for the year ended December 31, 2011.  The Company had positive working capital (primarily comprised of assets and liabilities of discontinued operations), stockholders’ equity and accumulated deficit of $25,922, $25,922 and $40,486, respectively, at December 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and Equipment, as of December 30, 2011 and 2010, were part of the discontinued operations.

NOTE 5 - RELATED PARTY TRANSACTIONS

On July 28, 2010, the sole stockholder of the S-Corporation sold 100% of his holdings to new stockholders.  No distributions of earnings were made in 2010.

During the last half of 2010, the major shareholder loaned the Company $26,308 in short-term non-interest bearing loans.   On December 31, 2010, she elected to convert the shareholder loans to 263,078 shares of common stock at $0.10 per share.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

December 31, 2011

(Continued)

NOTE 6 - STOCKHOLDERS’ EQUITY

As of December 31, 2009, the Company had 100 shares of common stock issued and outstanding.  In July of 2010, the sole stockholder sold 100% of his shares to new owners.  The new Board of Directors with the consent of the new stockholders amended the articles of incorporation to reduce the par value from $1.00 to $0.01and to increase the authorized shares from 100 shares of common stock to 500,000,000 of common stock.  In addition the original 100 shares were split into 2,975,000 shares.

There were no preferred shares authorized in either year.

On December 31, 2010, a loan, from a shareholder in the amount of $26,308, was converted to 263,078 shares of common stock at $0.10 per share.

The Company has no options or warrants issued or outstanding.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company has no commitments for minimum lease payments as of December 31, 2011 or thereafter.

NOTE 8 – INCOME TAX

For the fiscal year 2010, the Company was a S-Corporation.  For the fiscal year 2011, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2011, the Company has net operating losses of continuing operations.  The carry forward expires through the year 2031.  The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s discontinued operations had a operating loss and a gain from disposal a realization which may be limited.  A valuation allowance has been applied due to the uncertainty of the tax consequences on the sale.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 15% to income before taxes), as follows:

For the Year Ended December 31,
2011
Tax expense (benefit) at the statutory rate	$3,079
State income taxes, net of federal income tax benefit	-
Change in valuation allowance	(3,079)
Total	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

December 31, 2011

(Continued)

NOTE 8 – INCOME TAX (continued)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The historical earnings history of the Company does not apply as those operations have been discontinued (see Note 9), therefore the net deferred tax assets for 2011 was fully offset by a 100% valuation allowance.  The valuation allowance for the remaining net deferred tax assets was $0 as of December 31, 2011.

NOTE 9 - DISCONTINUED OPERATIONS AND CHANGE IN DIRECTION

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

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

December 31, 2011

(Continued)

NOTE 9 - DISCONTINUED OPERATIONS AND CHANGE IN DIRECTION (continued)

Summary of results of discontinued operations is as follows:

	For the years ended December 31,
	2011	2010
Revenue	$340,136	$418,063
Operating expenses	319,420	426,978
Net operating income (loss)	20,716	(8,915)
Forgiveness of debt	-	(5,022)
Gain to be recognized from discontinued operations	17,439	-
Income tax expense	(291)	-
Income (loss) from discontinued operations net of tax	$37,864	$(13,937)

Summary of assets and liabilities of discontinued operations is as follows:

	December 31,
	2011	2010
Inventory	$3,840	$4,915
Fixed assets, net of depreciation	27,011	18,378
Total assets	$30,851	$23,293
Accounts payable	$-	$3,304
Accrued liabilities	8,290	23,982
Total liabilities	$8,290	$27,286