Form 10-K/A
period 2011-12-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2012-04-16
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

FINANCIAL STATEMENTS EXPLANATORY NOTE

The purpose of this amendment to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities Exchange Commission on March 30, 2012 (the “Form 10-K”), is to correct the date of the Auditor’s Report and Opinion, which was mistakenly dated March 29, 2011 rather than March 29, 2012. For the convenience of the reader, this amendment also includes the exhibits from our original filing.

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: March 29, 2012	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, President, Chairman of the Board of Directors

Dated: March 29, 2012	/s/ DIANE J. HARRISON
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

March 29, 2012

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