Form 10-Q
period 2012-03-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2012-05-15
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2012

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

501 Madison Ave., 14th Floor, New York, New York 10022
(Address of Principal Executive Offices)

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of May15, 2012:  3,238,078

TABLE OF CONTENTS

Part I – Financial Information

Quick Link to Table of Contents

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results Of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AF Ocean Investment Management Company

BALANCE SHEET

As of March 31, 2012 (unaudited) and December 31, 2011 (audited)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$500	$3,361
Assets of discontinued operations		30,851
Total current assets	500	34,212
Total Assets	500	34,212

Liabilities and stockholders' equity
Current liabilities
Accounts Payable, Trade	2,013	-
Accrued Expenses	-	8,290
Due to related parties	40,241	-
Total liabilities	42,254	8,290

Stockholders’ equity
Common Stock, $.01 par value, 500,000,000 shares authorized; 3,238,078 shares issued and outstanding	32,381	32,381
Additional paid-in capital	8,105	34,027
Accumulated deficit	(82,240)	(40,486)
Total stockholders’ equity	(41,754)	25,922

Total liabilities and stockholders’ equity	500	34,212

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENT OF OPERATIONS

For the Quarter Ended March 31,

(unaudited)

	Three months ended March 31,
	2012	2011

Revenue	$-	$-

Costs and Expenses	41,754	(14,558)
Total costs and expenses	41,754	(14,558)

Operating income (loss)	(41,754)	14,558

Income (loss) from discontinued operations	-	22,158

Net income, (net loss)	$(41,754)	(7,600)

Earnings per share - basic and dilutive	$(0.01)	(0.00)
Weighted average shares	3,238,078	3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENT OF CASH FLOWS

For the Quarter Ended March 31,

(unaudited)

	2012	2011
Operating activities
Net income, (net loss)	$(41,754)	$(7,600)
Adjustments to reconcile net income, (net loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	-	550
Changes in operating assets and liabilities:
Accounts payable	2,013	-
Assets and liabilities of discontinued operations	(8,290)	(10,610)
Total adjustments	(6,277)	(10,060)
Net cash provided by (used in) operating activities	(48,031)	(17,660)

Investing activities
Purchase of property and equipment		673
Proceeds from sale of property and equipment	22,818
Net cash used in investing activities	22,818	673

Financing activities
Receipts from notes receivable	30,851
Proceeds from equity sales	(25,922)	-
Net cash (used in) provided by financing activities	4,929	-

Net increase in cash and cash equivalents	(2,861)	(16,987)

Cash and cash equivalents, beginning of period	3,361	9,387

Cash and cash equivalents, end of period	500	(7,600)

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

March 31, 2012

NOTE 1.

ORGANIZATION AND DESCRIPTION OF DISCONTINUED BUSINESS OPERATIONS

AF Ocean Investment Management Company, formerly known as Dinello Restaurant Ventures, Inc., now known as AF Ocean Investment Management Company (the “Company”), was incorporated under the laws of the State of Florida on April 2, 2003.  On that same date the Company filed a Fictitious Name application to do business as “Za Za’s Pizza & Grinders.”  Shortly thereafter, the Company decided on a new “dba” name and filed a Fictitious Name application to do business as “Gumby’s Pizza & Grinders.”  The Company operated as Gumby’s Pizza & Grinders until April 13, 2010 when it filed a new Fictitious Name application to do business as “Caramello’s Pizzeria.”  On July 28, 2010 the sole shareholder of the Company sold 100% of the outstanding stock to 30 shareholders.  The Company operated one location in St. Petersburg, Florida.

Unfortunately, the lack of improvement in the economy, specifically the restaurant industry, began to be reflected in a reduced shareholder value.  On September 19, 2011, the Board of Directors appointed Mr. Andy Z. Fan as Director and Chairman of the Board; Diane J. Harrison stayed on as Director and corporate secretary and director.  On September 21, 2011, the Board of Directors unanimously voted in favor of changing the strategic direction of the Company from the pizzeria business to promoting business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  The new mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.  The Board of Directors proposed and the Shareholders approved changing the corporate name to “AF Ocean Investment Management Company.”

To facilitate the new direction, the Board spun out the assets and liabilities of the pizza business to a related party. The disposal of the restaurant assets to Caramello’s Pizzeria, LLC, a Florida Limited Liability Company, was approved by Shareholders representing 87% of the shares issued and outstanding.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.   In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three months ended March 31, 2012 and March 31, 2011; (b) the financial position at March 31, 2012 and December 31, 2011 and (c) cash flows for the three months ended March 31, 2012 and March 31, 2011 have been made.

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

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2012.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

March 31, 2012

 (Continued)

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

Sales revenues of the pizza business were recognized at the point of sale or at the time product is delivered to the customer. Delivery charges are included in the sales revenues.  Additionally, revenues are presented net of discounts and exclude all sales taxes. Typically the Company does not offer credit to its customers.  Management has determined that no allowance for expected merchandise returns is required.

Revenue from consulting agreements will be recognized according to the terms of the agreement.  Generally, consulting revenue will be recognized over the term of the agreement.  At times deposits or prepayments may result in deferred income which will be recognized into income as the services are performed.

Share-based Compensation The Company issues stock options whereby all share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   There was no share-based compensation paid in the three months ended March 31, 2012 or the years ended December 31, 2011 or 2010.

Advertising.  The costs of advertising are expensed as incurred.  Advertising expense was $0.00 for the three months ending March 31, 2012 and $2,518 for the discontinued operations ending March 31, 2011.

Income Taxes.  The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

March 31, 2012

(Continued)

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Share.  In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Diluted earnings (loss) per share calculations are determined by dividing net income (loss) by the weighted average number of shares plus the effect of the dilutive potential common shares outstanding during the period using the treasury stock method. There are no share equivalents for any periods presented and, thus, anti-dilution issues are not applicable.

Segment Information.  In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of March 31, 2012.

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

Reclassification of Discontinued Operations

In accordance with the rules regarding the presentation of discontinued operations the assets, liabilities and activity of the pizza business have been reclassified as a discontinued operation for all periods presented.

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has discontinued its operations and currently is evaluating its new direction (see Note 7).  The Company had no income for the three months ended March 31, 2012 from any source, including discontinued operations.  For the three months ended March 31, 2012, the Company sustained net losses of $41,754 and used cash in operating activities of $48,031.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

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

During the quarter ended March 31, 2012, the major shareholder loaned the Company $40,241.  No written agreements were made for payment on the loan.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

March 31, 2012

(Continued)

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

No preferred shares have been authorized.

NOTE 6.

COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company rents office space in New York, New York and in Sarasota, Florida.  The terms for each location are month to month and were started on March 1, 2012. The monthly rent is $200 and $300, respectively.

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

To facilitate this new direction, the Board agreed to the sale of the assets and liabilities of the pizza business as of September 30, 2011. The disposal of the restaurant assets to Caramello’s Pizzeria, LLC, a Florida Limited Liability Company, was approved by Shareholders representing 87% of the shares issued and outstanding.  The final distribution of the pizza assets was effected March 31, 2012.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

December 31, 2011

(Continued)

NOTE 7.

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

There were no discontinued operations during the three months ended March 31, 2012.

NOTE 8.

SUBSEQUENT EVENTS

On February 22, 2012, AF Ocean Investment Management Company entered into its first agreement with a Client for consulting services.  The consulting services included providing personnel qualified to assist the Client in assessing the present value of the Client for purpose of determining its market value for possible sale; acquisition; merger; other business combination; or listing on a stock exchange or other trading platform.  The services shall be specifically designed to determine if Client should remain a private company or should seek to move itself to a public trading company.

The Company shall receive compensation of $180,000 USD payable in monthly installments of $15,000 USD.  The first $15,000 USD payment under this agreement was received by Company’s attorney on April 12, 2012.

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

Employees

As of March 31, 2012, there was one (1) full time.  This does not include the two (2) officers and directors who run the corporation.

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

Quick Link to Table of Contents

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

Results of Discontinued Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	(LOSS) INCOME FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
March 31, 2012	$(41,754)	$-	$(41,754)
March 31, 2011	$14,558	$(22,158)	$(7,600)
December 31, 2011	$(17,318)	$37,846	$20,528
December 31, 2010	$(3,399)	$(13,977)	$(17,376)

Liquidity and Capital Resources

As of December 31, 2011, we had cash and cash equivalents of $3,361.

Quick Link to Table of Contents

Between April 2003 and September 19, 2011, the Company concentrated its efforts in the pizza restaurant industry.  At the time, our management believed we could capitalize on the quality of the restaurant offerings to increase business.

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

Results of Discontinued Operations for the three months ended March 31, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Three Months Ended March 31,

	2012	2011	%Change
Revenue:	$-	$-	-
General and administrative expense	41,754	(14,558)	387%
Income (loss) from operations	(41,754)	14,558	-387%
Income (loss) from discontinued operations		(22,258)	-100%
Net income (loss)	$(41,754)	$(7,600)	-497%
Income (loss) per share: basic and diluted	$(0.01)	$0.00

Income (Loss) from Discontinued Operations. For the three months ended March 31, 2012, total income was ($41,754) compared to $14,588 for the three months ended March 31, 2011. The loss generated in the current period was directly attributable to the discontinued operations of the pizza business and the start-up operations of the new business.   We desire to take advantage of the new strategic direction of the Company to generate revenue beginning in the second quarter of 2012.

Operating Expenses. Expenses increased by $26,196 to $41,754 for the three months ended March 31, 2012 from ($14,558) for the three months ended March 31, 2011.  The increase in expenses is primarily related to professional services necessary for the new operations.

Net Income (Loss). As a result of the factors described above, net income decreased from $ 14,558 for the three months ended March 31, 2011 to ($41,754) for the three months ended March 31, 2012.

Liquidity and Capital Resources

General. At March 31, 2012, we had cash and cash equivalents of $500. We have historically met our cash needs through a combination of cash flows from operating activities, which have been discontinued. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $48,031 and 17,660 for the three months ended March 31, 2012 and 2011, respectively. With no revenue for the three months ended March 31, 2012, our operations are funded through loans from the majority shareholder.

Cash generated in our financing activities was $4,929 for the three months ended March 31, 2012, compared to $0 during the comparable period in 2011.

As of March 31, 2012, current liabilities exceeded current assets.

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $0 and net loss of $41,754 for the three months ended March 31, 2012 compared to sales of $0 and net loss of $7,600 for the three months ended March 31, 2011. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Quick Link to Table of Contents

ITEM 4.

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

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the three months ended March 31, 2012.  Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2012, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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
101

Financial statements from the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the quarter ended March 31, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: May 15, 2012	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, and Chairman of the Board

Dated: May 15, 2012	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director