Form 10-Q
period 2012-06-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2012-08-14
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2012

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

(212) 729-4951
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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2012:  4,466,936

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results Of Operation

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other information

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

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AF Ocean Investment Management Company

BALANCE SHEET

As of June 30, 2012 (unaudited) and December 31, 2011 (audited)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$30,216	$3,361
Accounts receivable	7000
Assets of discontinued operations	-	30,851
Total current assets	37,216	34,212
Total Assets	37,216	34,212

Liabilities and stockholders' equity
Current liabilities
Payroll liabilities		-
Accrued expenses	1,739	8,290
Due to related parties	36,572	-
Total liabilities	38,312	8,290

Stockholders’ equity
Common Stock, $.01 par value, 500,000,000 shares authorized; 3,466,936 shares issued and outstanding	34,669	32,381
Additional paid-in capital	51,588	34,027
Accumulated deficit	(87,353)	(40,486)
Total stockholders’ equity	(1,096)	25,922

Total liabilities and stockholders’ equity	37,216	34,212

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENT OF OPERATIONS

 (unaudited)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Revenue
Consulting fee income	$30,000	$-	30,000	-
Total income	30,000	-	30,000	-

Costs and Expenses
General and administrative	21,136	15,425	14,548	867
Payroll	15,919	-	13,919
Professional fees	39,812		6,646
Total costs and expenses	76,867	15,425	34,113	867

Operating income (loss)	(46,867)	(15,425)	(5,113)	(867)

(Income) loss from discontinued operations	-	(30,607)	-	(8,449)

(Loss) income before income taxes	(46,867)	15,182	(5,113)	7,582

Income tax provision	0	0	0	0

Net income, (net loss)	$(46,867)	15,182	(5,113)	7,582

Earnings per share - basic and dilutive	$(0.01)	(0.00)	(0.00)	(0.0)
Weighted average shares	3,379,870	3,238,078	3,309,753	3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENT OF CASH FLOWS

 (unaudited)

	Six months ended June 30,
	2012	2011
Operating activities
Net income, (net loss)	$(46,867)	$15,182
Adjustments to reconcile net income, (net loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	-	-
Changes in operating assets and liabilities:
Accounts receivable	(7,000)	-
Assets and liabilities of discontinued operations	(6,551)	2,073
Total adjustments	(13,551)	2,073
Net cash provided by (used in) operating activities	(60,418)	17,255

Investing activities
Purchase of property and equipment		(12,163)
Proceeds from sale of property and equipment	22,818
Net cash used in investing activities	22,818	(12,263)

Financing activities
Receipts from shareholder loans	50,700	-
Net cash (used in) provided by financing activities	50,700	-

Net increase in cash and cash equivalents	26,855	5,092

Cash and cash equivalents, beginning of period	3,361	9,387

Cash and cash equivalents, end of period	30,216	14,479

Supplemental disclosures of cash flow information:
CASH PAID DURING THE YEAR FOR:
INTEREST	$ -	$ -
TAXES	$ -	$ -

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

June 30, 2012

NOTE 1.

ORGANIZATION AND DESCRIPTION BUSINESS OPERATIONS

AF Ocean Investment Management Company, formerly known as Dinello Restaurant Ventures, Inc., (the “Company”), was incorporated under the laws of the State of Florida on April 2, 2003.  After disposing of the restaurant assets (see Note 7 below), the Company changed its operations to promoting business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  The new mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.   In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six months ended June 30, 2012 and June 30, 2011; (b) the financial position at June 30, 2012 and December 31, 2011 and (c) cash flows for the six months ended June 30, 2012 and June 30, 2011 have been made.

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

Cash and Cash Equivalents.  The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of six months or less to be cash equivalents.

Inventory.  Inventory is stated at the lower of cost (first in – first out) or market.  Market is generally considered to be the net realizable value.  The inventory at each year end consisted of food stuffs and supplies with a limited life.

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at June 30, 2012.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

June 30, 2012

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   There was no share-based compensation paid in the six months ended June 30, 2012 or the years ended December 31, 2011 or 2010.

Advertising.  The costs of advertising are expensed as incurred.  Advertising expense was $0.00 for the six months ending June 30, 2012.

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

June 30, 2012

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

Segment Information.  In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments.  The Company does not have any operating segments as of June 30, 2012.

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

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has discontinued its operations and currently is evaluating its new direction (see Note 7).  The Company had 30,000 in income for the six months ended June 30, 2012 from new consulting services.  For the six months ended June 30, 2012, the Company sustained net losses of $46,867 and used cash in operating activities of $76,867.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

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

During the six months ended June 30, 2012, the majority shareholder loaned the Company $88,981.50.  Of this amount, $45,771.50 has been converted to 228,858 shares of common stock (a conversion price of $0.20 per share) leaving $43,210 still owed by the company. No written agreements were made for repayment.

Quick Link to Table of Contents

AF Ocean Investment Management Company

Notes to Financial Statements

June 30, 2012

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

On June 4, 2012, a loan from a shareholder in the amount of $45,771.5 was converted into 228,858 shares of common stock at $0.20 per share.

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

There were no discontinued operations during the six months ended June 30, 2012.

NOTE 8.

SUBSEQUENT EVENTS

On July 6, 2012, the Company completed the acquisition of Endeavour (Shanghai) Business Services Co., Ltd., a wholly foreign-owned enterprise (“Endeavour”) in Shanghai.  Pursuant to the terms of the Equity and Capital Contribution Transfer Agreement, which was executed on May 4, 2012, the Company acquired all of the interest in Endeavour from Island Capital Management, LLC, a Florida limited liability company, in exchange for $200,000 plus a $100,000 Promissory Note convertible into 150,000 shares of the common stock of the Company.  The acquisition was approved by Shanghai Government; Certificate of Approval as well as Business License were issued to the Company accordingly.  Chairman & President Andy Fan was in Shanghai to witness and celebrate the smooth transfer.  Following the consummation of the transaction, Endeavour (Shanghai) Business Services Co., Ltd. became a wholly-owned subsidiary of the Company in China.  Andy Fan personally contributed the $200,000 on behalf of the Company and on July 9, 2012, the Company issued 1,000,000 shares of stock to Mr. Fan in exchange for cancelling the $200,000 debt.

AF Ocean anticipates that Endeavour (Shanghai) Business Services Co., Ltd. will greatly facilitate the Company’s mission of promoting business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.

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

General

We are an operating company in the business consulting services. We have an operating history from our prior restaurant business and have generated revenues from our prior business model activities that have produced both net incomes and losses in the periods in which we have been fully operational.   We have a limited operating history form our current consulting service business and only just begun generating revenue.

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

Employees

As of June 30, 2012, there were two (2) full time employees.  This does not include the two (2) officers and directors who run the corporation.

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

Quick Link to Table of Contents

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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	(LOSS) INCOME FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
June 30, 2012	$(46,867)	$-	$(46,867)
June 30, 2011	$(15,425)	$(30,607)	$15,182
December 31, 2011	$(17,318)	$37,846	$20,528
December 31, 2010	$(3,399)	$(13,977)	$(17,376)

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $37,216.

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

Results of Discontinued Operations for the six months ended June 30, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Six months Ended June 30,

	2012	2011	%Change
Revenues:	$30,000	$-	100%
Expenses:	76,867	15,425	398%
Income (loss) from operations	(46,867)	(15,425)	204%
(Income) loss from discontinued operations		(30,607)	-100%
Net income (loss)	$(46,867)	$15,182	-409%
Income (loss) per share: basic and diluted	$(0.01)	$0.00

Income (Loss). For the six months ended June 30, 2012, total loss from operations was ($46,867) compared to ($15,478) for the six months ended June 30, 2011. The loss generated in the current period was directly attributable to the discontinued operations of the pizza business and the start-up operations of the new business.   In the second quarter of 2012, we received our first revenue from the new direction of the Company in the amount of $30,000.00.

Operating Expenses. The increase in expenses is due to the addition of two employees, travel expenses for investigating candidate Chinese companies, and professional services necessary for the new operations.

Net Income (Loss). As a result of the factors described above, net income decreased from $ 15,182 for the six months ended June 30, 2011 of the discontinued operations to ($46,867) for the six months ended June 30, 2012.

Liquidity and Capital Resources

General. At June 30, 2012, we had cash and cash equivalents of $37,216. We have historically met our cash needs through shareholder loans. Our cash requirements are generally for profession services and general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $76,867 for the six months ended June 30, 2012.  Discontinued operations used $14,452 for the six months ended June 30, 2011. With only $30,000 in revenue for the six months ended June 30, 2012, our operations are continuing to be supported through loans from the majority shareholder.

Cash generated in our financing activities was $50,700 for the six months ended June 30, 2012, compared to $0 during the comparable period in 2011.

As of June 30, 2012, current liabilities exceeded current assets.

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had revenue of $30,000 and net loss of ($46,867) for the six months ended June 30, 2012 compared to revenue of $0 and net income of $15,182 for the six months ended June 30, 2011. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of June 30, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the six months ended June 30, 2012.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2012, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 4, 2012, loans from the majority shareholder totaling $45,771.5 were converted into 228,858 shares of common stock at $0.20 per share.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5.

OTHER INFORMATION

None

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

Quick Link to Table of Contents

101

Financial statements from the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the quarter ended June 30, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: August 14, 2012	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, and Chairman of the Board

Dated: August 14 , 2012	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director