Form 10-Q/A
period 2012-06-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2012-09-12
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other information

Item 6.  Exhibits

Signatures

XBRL EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

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

Quick Link to Table of Contents

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

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has discontinued its operations and currently is evaluating its new direction (see Note 7).  The Company had $30,000 in income for the six months ended June 30, 2012 from new consulting services.  For the six months ended June 30, 2012, the Company sustained net income (losses) of ($46,867) and provided (used) cash in operating activities of ($60,418)  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

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

During the six months ended June 30, 2012, the majority shareholder loaned the Company $88,981.50.  Of this amount, $45,771.50 has been converted to  shares of common stock (a conversion price of $0.20 per share) leaving $43,210 still owed by the company. No written agreements were made for repayment.

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

Quick Link to Table of Contents

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

Summary Of Results Of Discontinued Operations

	December 31, 2011	December 31, 2010
Revenue	$340,136	$418,063
Operating expenses	319,420	426,978
Net operating income (loss)	20,716	(8,915)
Forgiveness of debt	-	(5,022)
Gain to be recognized from discontinued operations	17,439	-
Income tax expense	(291)	-
Income (loss) from discontinued operations net of tax	$37,864	$(13,937)

Inventory	$3,840	$4,915
Fixed assets, net of depreciation	27,011	18,378
Total assets	$30,851	$23,293
Accounts payable	$-	$3,304
Accrued liabilities	8,290	23,982
Total liabilities	$8,290	$27,286

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

Consent of Experts and Counsel:  Counsel’s Consent, by Harrison Law, P.A., included in Exhibit 5

Filed on May 6, 2011 as Exhibit 23.2 to the issuer’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.

31.1

Certification of Chief Executive Officer  filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed on August 13, 2012 as Exhibit 31.1 to the issuer’s Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference.

31.2

Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Filed on August 13, 2012 as Exhibit 31.2 to the issuer’s Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference.

32

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed on August 13, 2012 as Exhibit 32 to the issuer’s Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference.

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: September 12, 2012	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, and Chairman of the Board

Dated: September 12 , 2012	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director