Form 10-Q
period 2012-09-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2012-11-14
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2012

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
Dinello Restaurant Ventures, Inc.
(Registrant’s former name)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of November 13, 2012:  7,327,720

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 (Unaudited) and December 31, 2011 (Audited)

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$160,218	$3,361
Notes Receivable	16,000
Other Assets	-	30,851
Total current assets	176,218	34,212

Other assets
Furniture, fixtures and equipment Net of depreciation of $1,329 and $0	5,456	-
Intangibles, net of amortization	293,543	-
Total other assets	298,999	-

Total Assets	475,217	34,212

Liabilities and stockholders' equity
Current liabilities
Accounts payable	15,084	-
Accrued expenses	1,739	8,290
Due to related parties	75,060	-
Total current liabilities	91,884	8,290

Long-term liabilities
Notes payable	100,000	-
Total long-term liabilities	100,000

Stockholders’ equity
Common Stock, $0.01 par value, 5,000,000,000 shares authorized; 6,485,291 and 3,238,078 shares issued and outstanding	64,853	32,381
Additional paid-in capital	625,075	34,027
Accumulated deficit	(406,596)	(40,486)
Total stockholders’ equity	283,333	25,922

Total liabilities and stockholders’ equity	475,217	34,212

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Revenue
Consulting fee income	$90,000	$-	60,000	-
Total income	90,000	-	60,000	-

Costs and Expenses
General and administrative	318,810	16,345	304,154	920
Payroll	42,479	-	20,080
Professional fees	94,825	-	55,013	-
Total costs and expenses	456,114	16,345	379,247	920

Operating income (loss)	(366,114)	(16,345)	(319,243)	(920)

Other (Income) expense	(4)		(4)
Forgiveness of debt	-	-		-
(Income) loss from discontinued operations	-	(31,527)	-	(920)
Interest expense	-	-	-	-
	(4)	(31,527)	(4)	(920)

(Loss) income before income taxes	(366,110)	15,182	(319,243)	-

Income tax provision	-	-	-	-

Net income, (net loss)	$(366,110)	15,182	(319,243)	-

Earnings per share - basic and dilutive	$(0.09)	0.01	(0.06)	0.01
Weighted average shares	3,851,098	3,238,078	5,015,972	3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities
Net income, (net loss)	$(366,110)	$15,182
Adjustments to reconcile net income, (net loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	312	4,510
Stock given for services	212,200
Changes in operating assets and liabilities:
Accounts receivable	650
Prepaid and other current assets	-	(7,453)
Related party loans	(16,000)	-
Accounts payable	15,086	-
Accrued expenses	1,739	(3,572)
Related party loans	75,060
Total adjustments	(289,047)	(6,515)
Net cash provided by (used in) operating activities	(77,063)	8,667

Investing activities
Purchase of property and equipment	(235)	(13,063)
Net cash to discontinued operations	(3,087)
Purchase of intangibles	(200,000)	-
Net cash used in investing activities	(203,322)	(13,063)

Financing activities
Repayments to related party	-	(15,373)
Proceeds from equity sales	437,242
Net cash (used in) provided by financing activities	437,242	15,373

Net increase in cash and cash equivalents	156,857	(19,769)

Cash and cash equivalents, beginning of period	3,361	9,387

Cash and cash equivalents, end of period	160,218	(10,382)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-

Non-cash disclosures
Purchase of Subsidiary
Cash acquired	$274
Accounts receivable	650
Property and equipment	5,533
Intangible assets	293,543
Cash paid	(200,000)
Note payable	(100,000)
	$-

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

NOTE 1.

BACKGROUND AND BASIS OF PRESENTATION

Background.  AF Ocean Investment Management Company, formerly known as Dinello Restaurant Ventures, Inc., was incorporated under the laws of the State of Florida on April 2, 2003.  After disposing of the restaurant assets (see Note 7 below), AF Ocean Investment Management Company (together with its subsidiaries, hereinafter collectively referred to as the “Company”, “AF Ocean” or “we”) changed its operations to promoting business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  The new mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.

On July 6, 2012, the Company completed the acquisition of Endeavour (Shanghai) Business Services Co., Ltd., a wholly foreign-owned enterprise (“WFOE” or “Endeavour (Shanghai)”) in Shanghai.  Pursuant to the terms of the Equity and Capital Contribution Transfer Agreement, which was executed on May 4, 2012, the Company acquired all of the interest in Endeavour (Shanghai) from Island Capital Management, LLC, a Florida limited liability company, in exchange for $200,000.00 plus a $100,000.00 Promissory Note convertible into 150,000 shares of the common stock of AF Ocean.  The acquisition was approved by Shanghai Government; accordingly, a Certificate of Approval and a Business License were issued to AF Ocean.  AF Ocean Chairman & President Andy Fan was in Shanghai to witness and celebrate the smooth transfer. Following the consummation of the transaction, Endeavour (Shanghai) Business Services Co., Ltd. became a wholly-owned subsidiary of AF Ocean in China which we believe furthers the Company’s mission of increasing cooperation between Chinese and U.S. companies.

President Fan personally contributed the $200,000 lump sum payment on behalf of the Company and on July 9, 2012, in exchange for cancelling the $200,000 debt, the Company issued 1,000,000 shares of stock to Mr. Fan (a stock value of $0.20 per share).

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.

The financial statements include the accounts and activity of AF Ocean Investment Management Company and its wholly owned subsidiary, Endeavour (Shanghai) Business Services, CO. Ltd. as of July 6, 2012, the date of acquisition.  All intercompany balances and activity have been eliminated.

Basis of Presentation and Use of Estimates.   The accompanying consolidated interim financial statements of AF Ocean at September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, respectively, are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the results for the interim periods. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues

Quick Link to Table of Contents

and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.

Cash and Cash Equivalents.  The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of nine months or less to be cash equivalents.

Inventory.  Inventory is stated at the lower of cost (first in – first out) or market.  Market is generally considered to be the net realizable value.  The inventory at each year end consisted of food stuffs and supplies with a limited life.

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at September 30, 2012.

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

Revenue Recognition

Sales revenues of the pizza business were recognized at the point of sale or at the time product was delivered to the customer. Delivery charges are included in the sales revenues.  Additionally, revenues are presented net of discounts and exclude all sales taxes. Typically the Company does not offer credit to its customers.  Management has determined that no allowance for expected merchandise returns is required.

Revenue from consulting services is recognized according to the terms of the consulting agreement.  Generally, consulting revenue will be recognized over the term of the agreement.  At times deposits or prepayments may result in deferred income which will be recognized into income as the services are performed.

Quick Link to Table of Contents

Share-based Compensation The Company may issue stock options whereby all share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   There was no share-based compensation paid in the years ended December 31, 2011 or 2010.  For the nine months ended September 30, 2012, the following shares were issued as compensation for services rendered:

Officer	Shares	Value of Services Rendered
Andy Z. Fan	1,000,000	$200,000
Diane J. Harrison	25,000	$5,000

Advertising.  The costs of advertising are expensed as incurred.  Advertising expense was $1944 for the nine months ending September 30, 2012.

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

Quick Link to Table of Contents

Segment Information.  In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments which meet the quantitative thresholds delineated.  The Company has one reporting segment that does not meet any of the quantitative thresholds to require separate reporting.   However, see Note 8 for limited disclosure.

Recent Accounting Pronouncements.  The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2012 through the date these financial statements were issued.

Reclassification of Discontinued Operations

In accordance with the rules regarding the presentation of discontinued operations the assets, liabilities and activity of the pizza business have been reclassified as a discontinued operation for all periods presented.

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has discontinued its operations and currently is evaluating its new direction (see Note 7).  The Company had $90,000 in income for the nine months ended September 30, 2012 from new consulting services.  For the nine months ended September 30, 2012, the Company sustained net income (losses) of ($366,110) and provided (used) cash in operating activities of ($77,063)  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.

RELATED PARTY TRANSACTIONS

Quick Link to Table of Contents

During the nine months ended September 30, 2012, the majority shareholder loaned the Company $$437,242 , the entirety of which has been converted to  2,186,212shares of common stock (a conversion price of $0.20 per share).  In addition, the Company issued 1,025,000 shares to its directors for services rendered (the stock was valued at $0.20 per share)

NOTE 5.

STOCKHOLDERS’ EQUITY

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

On August 27, 2012, the Board of Directors proposed and the stockholders approved amending the articles of incorporation to increase the authorized shares from 500,000,000 shares of common stock to 5,000,000,000 shares of common stock.

No stock was issued in the year ended December 31, 2011.

Stock issued during the nine months ended September 31, 2012 was as follows:

Schedule of Stockholders’ Equity

Shares Issued to / for	Loan Amount/Stock Value	Issued Shares	Price per share
Shareholder loans converted to equity	$437,242	2,186,212	$0.20 per share
Current directors for services rendered	$205,000	1,025,000	$0.20 per share
New director for signing bonus	$7,200	36,000	$0.20 per share

The Company has no options or warrants issued or outstanding.

No preferred shares have been issued.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

There were no discontinued operations during the nine months ended September 30, 2012.

NOTE 8.

SEGMENT REPORTING

In the third quarter of 2012, we acquired one operating segment, Endeavour (Shanghai) Business Services Co., Ltd., in Shanghai, China, which we intend to develop as a provider of business services to Chinese individuals who have investments in U.S. companies.  There was no revenue during the quarter ending September 30, 2012, due primarily to the change in ownership.  The following are the expenses attributed to Endeavour (Shanghai) for the nine months ended September 30, 2012. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the financial statements.

Schedule of Segment Reporting Information by Segment

Endeavour (Shanghai) Business Services Co., Ltd. Segment	September 30, 2012
Segment net income, (net loss)	$(42,132)
Segment total assets	$44,639

NOTE 9.

SUBSEQUENT EVENTS

On October 3, 2012, the Board of Directors issued 842,429 shares to seven (7) citizens of the Peoples’ Republic of China for their diligent work assisting the CEO in his search for acquisition targets and corporate clients in China.

Management has evaluated subsequent events through November 13, 2012, the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

Employees

As of September 30, 2012, there were three (3) full time employees (one (1) in Shanghai for Endeavour (Shanghai) Business Services, Ltd. and two (2) in Florida for AF Ocean).  This does not include the two (2) officers and directors who manage the corporation.

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

Impairment of Long-Lived Assets

Generally accepted accounting principles in the United States require that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. The adoption of SFAS No. 144 has not materially affected the Company’s reported earnings, financial condition or cash flows.

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Summary of Results of Operations

PERIOD	(LOSS) INCOME FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
September 30, 2012	$(366,114)	$(4)	$(366,110)
September 30, 2011	$(16,345)	$(31,527)	$15,182
December 31, 2011	$(17,318)	$37,846	$20,528
December 31, 2010	$(3,399)	$(13,977)	$(17,376)

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $160,218.

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

Results of Operations for the nine months ended September 30, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Nine months Ended September 30,

	2012	2011	%Change
Revenues:	$90,000	$-	100%
Expenses:	456,114	16,345	2685%
Income (loss) from operations	(366,114)	(16,345)	-2136%
Other (income) expense	(4)	-	99%
(Income) loss from discontinued operations	-	(31,527)	-100%
Net income (loss)	$(366,110)	$15,182	-966%
Income (loss) per share: basic and diluted	$(0.09)	$0.00

Income (Loss). For the nine months ended September 30, 2012, total loss from operations was ($366,114) compared to ($14,831) for the nine months ended September 30, 2011. The loss generated in the current period was directly attributable to the discontinued operations of the pizza business and the start-up operations of the new business.   In the second and third quarters of 2012, we received our first revenue from the new direction of the Company in the amount of $90,000.

Operating Expenses. The increase in expenses is due to (1) the addition of two employees, travel expenses for investigating candidate Chinese companies, and professional services necessary for the new operations and (2) the acquisition of Endeavour (Shanghai) Business Services, Ltd, (the WFOE) and its additional employee, professional services expense, and new office rent.

Net Income (Loss). As a result of the factors described above, net income decreased from $42,204 for the nine months ended September 30, 2011 of the discontinued operations to ($366,110) for the nine months ended September 30, 2012.

Liquidity and Capital Resources

General. At September 30, 2012, we had cash and cash equivalents of $160,218. We have historically met our cash needs through shareholder loans. Our cash requirements are generally for professional services and general and administrative activities. During this quarter, the majority shareholder also provided the cash for the WFOE acquisition.  We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $456,114 for the nine months ended September 30, 2012.  Discontinued operations used $57,053 for the nine months ended September 30, 2011. With only $90,000 in revenue for the nine months ended September 30, 2012, our operations are continuing to be supported through loans from the majority shareholder.

Cash generated by (used in) our financing activities was $437,242 for the nine months ended September 30, 2012, compared to ($15,373) during the comparable period in 2011.

As of September 30, 2012, current assets exceeded current liabilities.

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had revenue of $90,000 and net loss of ($365,510) for the nine months ended September 30, 2012 compared to revenue of $0 and net income of $15,182 for the nine months ended September 30, 2011. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Revenue from consulting services is recognized according to the terms of the consulting agreement.  Generally, consulting revenue will be recognized over the term of the agreement.  At times deposits or prepayments may result in deferred income which will be recognized into income as the services are performed.

The Company may issue stock options whereby all share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company’s market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

Quick Link to Table of Contents

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of September 30, 2012, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the nine months ended September 30, 2012.  Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2012, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

Quick Link to Table of Contents

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5.

OTHER INFORMATION

None

ITEM 6

EXHIBITS

Exhibit No.	Description
3.4	Articles of Amendment to Articles of Incorporation Filed herewith
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith.
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101*

Financial statements from the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the quarter ended September 30, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

*Pursuant to Rule 406T of Regulation S-T, the interactive XBRL files contained in Exhibit 101 hereto are deemed “not filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under that section.

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: November 14, 2012	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, and Chairman of the Board

Dated: November 14, 2012	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director