Form 10-Q/A
period 2012-09-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2012-11-15
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Amendment No. 1

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other information

Item 6.  Exhibits

Signatures

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 is to correct typographical errors in the Financial Statements.  The Management’s Discussion and Analysis and Results of Operations and other text discussing the financials contain the correct numbers, however, changes to the actual statements in the document were mistakenly omitted.

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

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Revenue
Consulting fee income	$90,000	$-	60,000	-
Total income	90,000	-	60,000	-

Costs and Expenses
General and administrative	318,810	14,831	304,154	1,297
Payroll	42,479	-	20,080
Professional fees	94,825	-	55,013	-
Total costs and expenses	456,114	14,831	379,247	1,297

Operating income (loss)	(366,114)	(14,831)	(319,243)	(1,297)

Other (Income) expense	(4)	(273)	(4)	(300)
Forgiveness of debt	-	-		-
(Income) loss from discontinued operations	-	(57,053)	-	(28,363)
Interest expense	-	291	-	291
	(4)	(57,034)	(4)	(28,372)

(Loss) income before income taxes	(366,110)	42,204	(319,243)	27,075

Income tax provision	-	-	-	-

Net income, (net loss)	$(366,110)	42,024	(319,243)	27,075

Earnings per share - basic and dilutive	$(0.09)	0.01	(0.06)	0.01
Weighted average shares	3,851,098	3,238,078	5,015,972	3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2012	2011
Operating activities
Net income, (net loss)	$(366,110)	$42,204
Adjustments to reconcile net income, (net loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	312	4,510
Stock given for services	212,200
Changes in operating assets and liabilities:
Accounts receivable	650
Prepaid and other current assets	-	(7,453)
Related party loans	(16,000)	-
Accounts payable	15,086	-
Accrued expenses	1,739	(3,572)
Related party loans	75,060
Total adjustments	(289,047)	(6,515)
Net cash provided by (used in) operating activities	(77,063)	35,869

Investing activities
Purchase of property and equipment	(235)	(13,063)
Net cash to discontinued operations	(3,087)
Purchase of intangibles	(200,000)	-
Net cash used in investing activities	(203,322)	(13,063)

Financing activities
Repayments to related party	-	(15,373)
Proceeds from equity sales	437,242
Net cash (used in) provided by financing activities	437,242	15,373

Net increase in cash and cash equivalents	156,857	7,253

Cash and cash equivalents, beginning of period	3,361	9,387

Cash and cash equivalents, end of period	160,218	16,640

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-

Non-cash disclosures
Purchase of Subsidiary
Cash acquired	$274
Accounts receivable	650
Property and equipment	5,533
Intangible assets	293,543
Cash paid	(200,000)
Note payable	(100,000)
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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Summary of Results of Operations

PERIOD	(LOSS) INCOME FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
September 30, 2012	$(366,114)	$(4)	$(366,110)
September 30, 2011	$(14,831)	$(57,034)	$42,204
December 31, 2011	$(17,318)	$37,846	$20,528
December 31, 2010	$(3,399)	$(13,977)	$(17,376)

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

Results of Operations for the nine months ended September 30, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Nine months Ended September 30,

	2012	2011	%Change
Revenues:	$90,000	$-	100%
Expenses:	456,114	14,831	2975%
Income (loss) from operations	(366,114)	(14,831)	-2369%
Other (income) expense	(4)	(273)	99%
(Income) loss from discontinued operations	-	(57,053)	-100%
Interest Expense		291	-100%
Net income (loss)	$(366,110)	$42,204	-967%
Income (loss) per share: basic and diluted	$(0.09)	$0.01

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

LEGAL PROCEEDINGS

None

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5.

OTHER INFORMATION

None

ITEM 6

EXHIBITS

Exhibit No.	Description
3.4	Articles of Amendment to Articles of Incorporation Filed on November 14, 2012 as Exhibit 3.4 to the issuer’s Quarterly Report on Form 10-Q and incorporated herein by reference.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith.
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: November 15, 2012	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, and Chairman of the Board

Dated: November 15, 2012	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director