Form 10-K
period 2012-12-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2013-03-29
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012

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

Yes  ☐  No  ☑

As of June 30, 2012, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $105,952 based upon the closing price of the Common Stock of the registrant on the OTC Bulletin Board system of $1.02.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of March 26, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	7,327,720

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

PART I

ITEM 1—BUSINESS

Business Development

AF Ocean Investment Management Company (“AF Ocean”), was incorporated on April 2, 2003 under the laws of the State of Florida. During our nine (9) years of operation as a pizza restaurant (dba “Caramello’s Pizzeria”), we had profits and losses.  Unfortunately, the lack of improvement in the economy, specifically the restaurant industry, began to be reflected in a reduced shareholder value.

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

To facilitate the new direction, the Board agreed to the sale of some of the Company’s older assets. The disposal of the restaurant assets was approved by Shareholders representing 87% of the shares issued and outstanding and was consummated on September 30, 2011.

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

(12) Our Employees

At December 31, 2012 there were two (2) full-time paid employees and two (2) unpaid employees.  Our President, Andy Z. Fan, the majority shareholder in AF Ocean, devotes a minimum of 40 hours per week to the Company.  As the business increases, he will delegate more of his work to new employees yet to be hired.  In addition, Diane J. Harrison our Secretary/Treasurer devotes approximately 15 hours per week to AF Ocean Investment management Company.  Ms. Harrison has a law firm that works with small public companies and their reporting requirements as well as with private companies dealing with corporate matters.

Reports to Security Holders

We will be required to file reports and other information with the U.S. Securities and Exchange Commission (“SEC”) when our registration statement is effective and we are a fully reporting company. You may read and copy any document that we file at the SEC’s public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC’s web site at <www.sec.gov>. We believe that we will be an electronic filer making our information available through an Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  This information may be found at www.sec.gov.

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

Many parts of the world including the United States are currently in a recession and we believe that these weak general economic conditions will continue through the end of 2013 and most likely beyond. The ongoing impacts of the housing crisis, high unemployment and the rising of commodities prices may further exacerbate current economic conditions that impact our business. As the economy struggles, businesses may become more apprehensive about the economy and/or related factors, and may reduce their level of spending on retaining outside consultants. A decrease in spending due to lower business to business spending or a lack of confidence in the economy could impact the frequency with which our potential clients retain outside consultants thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, businesses might make long-lasting changes to their budgets on a more permanent basis.

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

There are factors which may impact the amount of time and money required for the expansion of our company business, including but not limited to, business working capital, include among other items, international, national, regional and local economic conditions, consumer confidence, terrorist attacks and the United States’ participation in military actions.

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

No dividends were declared during 2012 and 2011.  Since our reclassification to a “C” corporation we have not paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 7,327,720 shares of common stock are issued and outstanding as of December 31, 2012. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Since our Secretary, Diane J. Harrison, is also our Chief Financial Officer, legal advisor and a shareholder, there may be a conflict of interest for Ms. Harrison for our company and her other business interests.

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

At the present time our Officers and two of our Directors provide their services on an unpaid basis and may not be able to continue their services without pay.

Since our company is not currently operating with earnings and cash flows to support officer and director salaries, our Officers and two Directors work on an unpaid basis.  If and when the company has increased its operations to support salaries, both of our Officers/Directors will be compensated at the rate of $26,000 per year, which compensation will be adjusted annually based on individual performance and performance of the Company.  Revenues and earnings, as well as sufficient cash flow, will be considered when determining when salaries may be available to our officers and directors.  Cash flows must be sufficient to meet the monthly cash needs of the business.  Earnings are determined quarterly and will be analyzed along with our cash flows to determine if there is sufficient cash remaining after all expenses are paid to commence salaries for Mr. Fan and Ms. Harrison.  Until then, there is a risk that our officers and directors may need to find work elsewhere to supplement their income, distracting them from the store operations resulting in poor quality control and a loss of customers and business.

ITEM 2—PROPERTIES

The Company rents corporate office space in New York at 501 Madison Ave, 14th Floor, New York, New York 10022 and in Florida at 6371 Business Blvd., Suite 200, Sarasota, Florida 34240.  Our telephone number is (212) 729-4951; the Company’s virtual address is www.afocean.com.

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “AFAN.”  The price of the last sale of our stock at market closing occurred on October 9, 2012 and was $1.30 per share.

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

During the year ended December 31, 2012, the Company issued 4,089,642 shares of stock in exchange for cancellation of debt or for services rendered.

We had forty-two (42) stockholders of record of our common stock as of December 31, 2012.  The CUSIP number for our common stock is 00107N 101.

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

Forward-Looking Statements

This annual report contains forward-looking statements relating to us that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this Report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. These statements reflect management’s current view of us concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: our potential inability to raise additional capital, the possibility that third parties hold proprietary rights that preclude us from marketing our products, the emergence of additional competing technologies, changes in domestic and foreign laws, regulations and taxes, changes in economic conditions, uncertainties related to China’s legal system and economic, political and social events in China, a general economic downturn, a downturn in the securities markets, Securities and Exchange Commission regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this Report as anticipated, estimated or expected.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to “AF Ocean” “we,” “us,” or “our” and the “Company” are references to the business of AF Ocean Investment Management Company.

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned “Management’s Discussion and Analysis or Plan of Operation.” All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

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

Employees

As of December 31, 2012, there were three (3) full time employees (one (1) in Shanghai for Endeavour (Shanghai) Business Services, Ltd. and two (2) in Florida for AF Ocean).  This does not include the two officers and directors, of which there are three, who run the corporation.

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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	LOSS FROM OPERATIONS	TOTAL OTHER INCOME (EXPENSE)	NET INCOME (LOSS)	FOREIGN CURRENCY GAIN	COMPREHENSIVE INCOME
December 31, 2012	$(588,520)	$(19,364)	$(607,884)	$231	$(607,653)

December 31, 2011	$(17,318)	$37,846	$20,528	$-	$20,528

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $65,554.

Between April 2003 and September 19, 2011, the Company concentrated its efforts in the pizza restaurant industry.  At the time, our management believed we could capitalize on the quality of the restaurant offerings to increase business.

We changed to our current business model on September 19, 2011.  Since then, we incurred additional liabilities that made our company illiquid while pursuing the new business.

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

Results of Operations for the years ended December 31, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 2.0 Comparison of our Statement of Operations for the Years Ended December 31,

	2012	2011	%Change
Revenue:	$135,000	$-	100%
Selling, general and administrative expense	(723,520)	17,318	-4,278%
Loss from operations	(588,520	(17,318)	-3298%
Other income (expense):
Income (loss) from discontinued operations	-	37,864	-100%
Amortization of debt discount	(24,909)		-100%
Interest income (expense)	(2,357)	(291)	710%
Other	7,902	273	2795%
Total other income (expense), net	(19,364)	37,846	-151%
Net income (loss)	$(607,884)	$20,528	-3061%
Foreign currency translation	231		100%
	(607,653)	20,528	3060%
Income (loss) per share: basic and diluted	$(0.126)	$(0.01)	-1160%

Income (Loss) from Operations. For the year ended December 31, 2012, total revenue was $135,000 compared to $0 for the year ended December 31, 2011.  The total income (loss) from operations was ($588,520) for the year ended December 31, 2012 compared to ($17,318) for 2011. All revenue generated in the current year was directly attributable to the operations of the consulting business.   Nonetheless, the loss generated for the year was directly attributable to the discontinued operations of the pizza business and the start-up operations of the new business.  We began to generate revenue beginning in the second quarter of 2012, and anticipate this will increase in the coming year.

Operating Expenses. The increase in expenses is due to (1) the addition of two employees, travel expenses for investigating candidate Chinese companies, and professional services necessary for the new operations and (2) the acquisition of Endeavour (Shanghai) Business Services, Ltd, (the WFOE) and its additional employee, professional services expense, and new office rent.

Net Income (Loss). As a result of the factors described above, net income decreased from $20,528 for the year ended December 31, 2011 to ($607,884) for the year ended in 2012.

Liquidity and Capital Resources

General. At December 31, 2012, we had cash and cash equivalents of $65,554. We have met our cash needs through a combination of cash flows from consulting activities and through shareholder loans.  Our cash requirements are generally for professional services and general and administrative activities.  During this year, the majority shareholder also provided the cash for the WFOE acquisition.  We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $230,821 for the year ended December 31, 2012.  The principal elements of cash flow from operations for the year ended December 31, 2012 included a net loss of $607,884.  With only $135,000 in revenue for the year ended December 31, 2012, our operations are continuing to be supported through loans from the majority shareholder.

Cash provided by our financing activities was $498,824 and $0 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, assets exceeded liabilities by 2.45 times. Assets increased from $34,212 at December 31, 2011 to $401,737 at December 31, 2012, and liabilities increased from $8,290 at December 31, 2011 to $139,509 at December 31, 2012.

Table 3.0 Cash Flow Summary for the years ended December 31,

	2012	2011
Cash used in operating activities	$ (230,821)	$ (6,026)
Cash used in investing activities	(206,041)	-
Cash provided by financing activities	498,824	-
Foreign currency translation	231	-
Net changes to cash	$ 62,193	$ (6,026)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had consulting revenue of $135,000 and  net loss of $607,884 for the year ended December 31, 2012 compared to  revenue of $0  and net income of $20,528 for the year ended December 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company has been highly dependent on shareholder loans to fund the operations.  However, beginning in 2013, the Company has already received $135,000 in consulting revenue.  The Company’s continuation as a going concern is dependent upon its ability to bring in income from its consulting and its ability to continue receiving loans from its shareholders. No assurance can be given that the Company will be successful in these efforts.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

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

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

ITEM 9A—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2012.  Management concluded that there has been no change in our internal control over financial reporting during the year ended December 31, 2012 that has materially affected or is reasonably likely to affect our internal control over financial reporting

ITEM 9B—OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 but not reported, whether or not otherwise required by this Form 10-K.

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

On August 27, 2012, the Board of Directors appointed Mr. Gary Macleod, President and Director of AlphaPoint Technology, Inc. [OTCQB:APPO], a Florida corporation, as Independent Director.   Mr. Macleod accepted the appointment and his tenure began on September 1, 2012.  He brings independent management oversight and an expert leadership background with over twenty years of management and consultancy experience to the Corporation’s Board of Directors.

The Company has not entered into, nor does it have any currently proposed plans to enter into, any transactions in which Mr. Macleod will have a direct or indirect material interest.  In addition, there are no family relationships between Mr. Macleod and any other Director or executive officer of the Company.

The Corporation expects at this time that Mr. Macleod will serve on each of its Nominating and Corporate Governance, Compliance and Ethics, Compensation, and Audit Committees.  Mr. Macleod entered into a compensation agreement with the Corporation in connection with his appointment to the Board of Directors, wherein Mr. Macleod will receive nominal cash and stock compensation, including reimbursement for meeting-related expenses.

For purposes of determining Director independence, the Corporation applied the definitions set out in NASDAQ Rule 5605(a)(2). In light of the nominal compensation to be paid, the Corporation deems Mr. Macleod to be an independent Director.

Table 4.0  Directors and Executive Officers

Name	Age	Position	Any arrangements or understanding pursuant to which he or she was selected as director
Andy Fan	49	President, CEO, Chairman of the Board of Directors	None
Diane J. Harrison	54	Secretary, Treasurer, Director	None
Gary Macleod	49	Independent Director	None

Background of Executive Officers and Directors

Andy Z. Fan

Mr. Fan was appointed as Director and Chairman of the Board of Directors on September 15, 2011 and then appointed as President and CEO upon Mr. Paquette’s resignation October 7, 2011.  He is native Chinese and a U.S. citizen. Mr. Fan has outstanding connections with the Chinese government, long standing relationships with Chinese media, and has a strong fan base in China where he has appeared in various forms of media over the past few years. He was once the interpreter for China’s Head of State -- Prime Minister Li Peng. Later, he was awarded a full scholarship to study on the graduate level in the U.S., and was introduced to former U.S. President Bill Clinton by the University President and served as Clinton’s Chinese interpreter.   Mr. Fan’s popular book “Clinton and My Life” has made him an idol to millions of Chinese students, and a well-respected sought-after public speaker.

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

In 2008, Mr. Fan founded and was the chairman and CEO of American Pacific Rim Commerce Group [OTC Greys: APRM], a start-up company with the purpose of providing an on-line marketplace for trade between U.S. small and mid-size businesses and Chinese businesses and consumers. In 2009, Mr. Fan was appointed to the Board of Directors of One World Ventures, Inc. [OTC Pinks:

OWVI], a holding company with management resourced in Asia and the United States that invests in technologies, communities and systems that facilitate trade, finance, communication, and travel across international boundaries, cultures and languages.

Diane J. Harrison

Ms. Harrison has served as our Secretary/Treasurer/Director since we acquired control of the business on July 28, 2010. Ms. Harrison is a securities lawyer in private practice and is currently licensed to practice law in Florida and Nevada.  She graduated from Stetson University College of Law in May 2000.  Ms. Harrison was the President of Cheetah Consulting, Inc. n/k/a Vision Industries Corp. [OTCBB:VIIC] from January 2, 2007 until her resignation on December 8, 2009.  She has remained as securities counsel for VIIC.  Ms. Harrison was secretary of Coastline Corporate Services, Inc. from October 29, 2006 until July 1, 2008 [OTCBB:CCSV].  From October 31, 2006 until her resignation on January 8, 2007, Ms. Harrison was the Secretary of Avalon Development Enterprises, Inc. n/k/a GuangZhou Global Telecom, Inc. [OTCBB:GZGT].  From August 9, 2006 to October 3, 2006, Ms. Harrison was the Secretary of a fully reporting and OTCBB trading company, Irish Mag, Inc., n/k/a China Information Technology, Inc. [NASDAQ:CNIT].  During the periods May 2000 through July 2003 and February 2004 through January 2005, Ms. Harrison was President and Secretary/Treasurer, respectively, of MCFTY National, a fully reporting but non-trading company.  Prior to her legal career, Ms. Harrison worked for the United States Department of Energy (“USDOE”).  She was a systems engineer and the waste package and repository design branch chief for the high-level radioactive waste repository at Yucca Mountain, north of Las Vegas, Nevada.  She spent seven (7) years working for the USDOE.

Gary Macleod

Mr. Macleod has served as our Independent Director since September 1, 2012.  Mr. Macleod is the Chief Executive Officer and Director of AlphaPoint Technology, Inc. [OTCBB:APPO], playing a key leadership role in translating technical information and new technologies into compelling value propositions to drive customer endorsement and sell-through models for evolving IT Asset Management software solutions. From August 2005 to January 2008, Mr. Macleod was the Chief Executive Officer and Director of Non-Invasive Monitoring Systems, Inc. He was responsible for raising capital, navigating FDA approval activities, filing comprehensive and required publicly-held organization financial reports, overseeing entire program lifecycle including 510K submission proceedings, identifying market demographics, developing long-term business plans, establishing distributor base, strengthening stakeholder confidence, and restructuring the organization.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2012 were timely filed with the Commission, with the exception of Mr. Macleod who filed his Form 3 late.

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

Audit Committee

At this time our audit committee is comprised of our independent director, Gary Macleod. As a company with less than $2,000,000 in revenue we rely on our Mr. Macleod as our audit committee financial expert as defined in Item 407(d) of Regulation S-X. Mr. Macleod has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Macleod has gained this expertise through his experience as the CEO of AlphaPoint Technology, Inc. and of Non-Invasive Monitoring Systems, Inc. He has specific experience coordinating the financials of those companies with public accountants with respect to the preparation, auditing or evaluation of the financial statements.

The board of directors is currently developing a written charter which will be available on our corporate website, which is www.afocean.com. The audit committee will review the charter and propose necessary changes to the board on an annual basis.

AUDIT COMMITTEE REPORT

For the fiscal year ended December 31, 2012, the audit committee has:

•

reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2012;

•

discussed with DKM, the independent auditors for fiscal year 2012, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, as adopted by the Public Company Accounting Oversight Board in Rule 3200T, as superseded by Statement on Auditing Standards No. 115, Communicating Internal Control Related Matters Identified in an Audit (AU Section 325); and

•

 received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.

On the basis of the reviews and discussions referenced above, the audit committee recommended to the board of directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the Securities and Exchange Commission.

 MEMBERS OF THE AUDIT COMMITTEE

o

Gary Macleod, Director

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

Base Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2011 and 2010, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2011and 2010, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Table 5.0 Summary Officer Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z. Fan, President	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0
Diane J. Harrison, Secretary, Treasurer	2012	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

The base compensation for the Named Executive Officers is reviewed every two years and adjustments are made based upon performance.

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2012:

Table 6.0  Outstanding Equity Awards at December 31, 2012

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Andy Z. Fan	0	0	0	0	0	0	0	0	0
Diane J. Harrison	0	0	0	0	0	0	0	0	0

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Table 7.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z. Fan	0	100,000	0	0	0	0	100,000
Diane J. Harrison	0	5,000	0	0	0	0	5,000
Gary Macleod	9,000	7,200	0	0	0	0	16,200

On September 17, 2012, Mr. Gary Macleod, President and Director of AlphaPoint Technology, Inc. [OTCQB:APPO], a Florida corporation, accepted AF Ocean’s offer to appoint him to AF Ocean’s Board of Directors as Independent Director. Mr. Macleod accepted the appointment with his tenure to begin on September 1, 2012. He brings independent management oversight and an expert leadership background with over twenty years of management and consultancy experience to the Corporation’s Board of Directors.

The Company has not entered into, nor does it have any currently proposed plans to enter into, any transactions in which Mr. Macleod will have a direct or indirect material interest. In addition, there are no family relationships between Mr. Macleod and any other Director or executive officer of the Company.

The Corporation expects at this time that Mr. Macleod will serve on each of its Nominating and Corporate Governance, Compliance and Ethics, Compensation, and Audit Committees.

Mr. Macleod entered into a compensation agreement with the Corporation in connection with his appointment to the Board of Directors.  He will receive $36,000 cash payable in quarterly installments and 36,000 shares of stock as compensation, including reimbursement for meeting-related expenses.

For purposes of determining Director independence, the Corporation applied the definitions set out in NASDAQ Rule 5605(a)(2). In light of the nominal compensation to be paid, the Corporation deems Mr. Macleod to be an independent Director.

Board of Directors and Committees

Currently, our Board of Directors consists of Andy Z. Fan, Diane J. Harrison, and Gary Macleod. We are seeking additional board members. At present, the Board of Directors has not established any standing committees.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of all the members of the Board.  During the fiscal year ended December 31, 2012, none of the directors were paid officers of the Company.  Board members participated in the consideration of the Director compensation and no compensation was granted other than the compensation for Gary Macleod as our independent director.  At this time, the Compensation Committee does not have a charter.

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

COMPENSATION COMMITTEE REPORT

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

 MEMBERS OF THE COMPENSATION COMMITTEE

o

Andy Z. Fan

o

Diane J. Harrison

o

Gary Macleod

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable. Subject to community property laws, where applicable, the persons or entities named in Table 8.0 have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Table 8.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Andy Z. Fan 501 Madison Ave. New York, NY 10022	6,017,391	82.12%
Common Stock	Diane J. Harrison 8955 US Hwy 301 N. Parrish, FL 34221	25,100	0.34%
Common Stock	Gary Macleod 6371 Business Blvd., No. 200 Sarasota, FL 34221	36,000	0.49%
Common Stock	All Executive Officers and Directors as a Group

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

To the best of our knowledge, during the fiscal year ended December 31, 2012, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

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

Based on the Board of Director’s review and the Commission’s definition of “independence,” the Board of Directors has determined we currently have one independent director:  Gary Macleod who fulfills the audit, nominating and compensation committee functions.

ITEM 14—PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 1, 2012, the audit firm of Randall N. Drake CPA, P.A. changed its name to Drake & Klein CPAs.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

On December 17, 2012, the audit firm of Drake & Klein CPAs changed its name to DKM Certified Public Accountants.  The change was reported to the PCAOB as a change of name.  This is not a change of auditors for the Company.

The following table sets forth the aggregate fees billed by our auditors and accountants for fiscal 2012 and 2011:

Table 10.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Prep Fees	All Other Fees	Total Fees
2012	$10,500	$0	$0	$4,000 (1)	$14,500
2011	$9,500	$10,000 (2)	$0	$0	$19,500

(1)

Endeavour (Shanghai) Chinese Accounting Firm

(2)

Audit related fees for the Registration Statement on Form S-1.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of AF OCEAN INVESTMENT MANAGEMENT COMPANY are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Balance Sheets at December 31, 2012 and December 31, 2011

•

Statements of Operations for the years ended December 31, 2012 and December 31, 2011

•

Statements of Stockholders’ Deficit for the years ended December 31, 2012 and December 31, 2011

•

Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011

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
101*

Financial statements from the annual report on Form 10-K of AF Ocean Investment Management Company for the year ended December 31, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: March 27, 2013	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: March 27, 2013	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, President, Chairman of the Board of Directors

Dated: March 27, 2013	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director

Dated: March 27, 2013	/s/ GARY MACLEOD
Gary Macleod
Director

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

FINANCIAL STATEMENTS

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

2451 N. McMullen Booth Road, Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

AF Ocean Investment Management Company

We have audited the accompanying balance sheet of AF Ocean Investment Management Company as of December 31, 2012 and 2011, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AF Ocean Investment Management Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

fka Drake & Klein CPAs

Clearwater, Florida

March 27, 2013

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011 (Audited)

		2012	2011
ASSETS
Current assets
Cash		$65,554	$3,361
Accounts Receivable		20,000	-
Assets of discontinued operations			30,851
Total Current Assets		$85,554,	$34,212

Other Assets
Property & equipment, net of depreciation of $3,132 and $0		5,990
Intangibles, net of amortization		294,193	-
Notes Receivable		16,000
Total other assets		316,183
Total Assets		401,737	34,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$200	-
Note Payable-ICM, less discount of ($27,044)		72,956	-
Accrued expenses		4,136	-
Due to Related Parties		62,217	-
Liabilities of discontinued operations	$		$8,290
Total current liabilities		139,509	8,290
Total Liabilities		139,509	8,290

Stockholders’ equity
Common Stock, $.01 par value, 500,000,000 shares authorized; 7,327,720 shares and 3,238,078 shares plus 7,500 membership interests issued and outstanding		73,277	32,381
Additional paid-in capital		863,012	34,027
Accumulated deficit		(674,061)	(40,486)
Total stockholders’ equity		262,228	25,922

Total liabilities and stockholders’ equity		$401,737	$34,212

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF OPERATIONS (Audited)

	2012	2011
Revenue	$135,000	$-

Expenses
Selling, general & administrative expenses	720,388	17,318
Depreciation & amortization	3,132	-
Total expenses	723,520	17,318

Loss from operations	(588,520)	(17,318)

Other income (expense)
Income (loss) from discontinued operations	-	37,864

Interest income (expense)	(2,357)	291
Other	7,902	(273)
Total other income (expense), net	(19,364)	37,846

Net income (loss)	$(607,884)	20,528
Foreign currency gain	231	-
Comprehensive income	(607,653)	20,528

Earnings (loss) per share - basic and dilutive		$0.01
Weighted average shares - basic and diluted	4,819,190	3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Audited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Earnings
Balance, December 31, 2010 as restated	3,238,078	$32,381	$34,027	$(61,014)	$5,394
Net income for 2011				20,528	20,528
Balance, December 31,2011	3,238,078	$32,381	$34,027	$(40,486)	$25,922
Removal of discontinued operations				(25,922)	(25,922)
Stock for debt	2,186,213	21,862	415,380		437,242
Stock for services	1,903,429	19,034	361,652		380,686
Record debt discount			51,953		51,953
Net loss				(607,884)	(607,884)
Other comprehensive income – foreign currency				231	231
Balance, December 31, 2012	7,327,720	73,277	863,012	(674,061)	262,228

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF CASH FLOWS (Audited)

	2012	2011
Cash flows used in operating activities
Net income (loss)	$(607,884)	$20,528
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,132	-
Changes in operating assets and liabilities:
Amortization of debt discount	24,909	-
Stock given for services	380,686	-
Accounts Receivable	(20,000)	-
Due from other related parties	(16,000)	-
Accounts payable	200	-
Accrued interest payable	2,397
Payroll liabilities	1,739	-
Assets and liabilities of discontinued operations	-	(26,554)
Total Adjustments	377,063	(26,554)
Net cash used in operating activities	(230,821)	(6,026)

Cash flows from investing activities
Cash acquired in purchase of Endeavour (Shanghai)	274	-
Cash disposed with discontinued operations	(3,361)	-
Purchase of property and equipment	(2,954)	-
Endeavour (Shanghai)-subsidiary	(200,000)	-
Net cash used in investing activities	(206,041)

Cash flows from financing activities
Due to related parties	498,824	-
Net cash (used in) provided by financing activities	498,824

Foreign currency translation	231	-

Net increase (decrease) in cash	62,193	(6,026)

Cash at beginning of year	3,361	9,387
Cash at end of year	$65,554	$3,361

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$291
Taxes	$-	$-

Non-cash disclosures
Purchase of subsidiary
Cash acquired	$274
Property and equipment	5,533
Intangible assets	294,193
Cash paid	(200.000)
Note payable	(100,000)
	$-

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

NOTE 1.

BACKGROUND AND BASIS OF PRESENTATION

Background.  AF Ocean Investment Management Company, formerly known as Dinello Restaurant Ventures, Inc., was incorporated under the laws of the State of Florida on April 2, 2003.  After disposing of the restaurant assets (see Note 10 below), AF Ocean Investment Management Company (together with its subsidiaries, hereinafter collectively referred to as the “Company”, “AF Ocean” or “we”) changed its operations to promoting business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  The new mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.

On July 6, 2012, the Company completed the acquisition of Endeavour (Shanghai) Business Services Co., Ltd., a wholly foreign-owned enterprise (“WFOE” or “Endeavour (Shanghai)”) in Shanghai.  Pursuant to the terms of the Equity and Capital Contribution Transfer Agreement, which was executed on May 4, 2012, the Company acquired all of the interest in Endeavour (Shanghai) from Island Capital Management, LLC, a Florida limited liability company, in exchange for $200,000 plus a $100,000 Promissory Note convertible into 150,000 shares of the common stock of AF Ocean.  The acquisition was approved by Shanghai Government; accordingly, a Certificate of Approval and a Business License were issued to AF Ocean.  AF Ocean Chairman & President Andy Fan was in Shanghai to witness and celebrate the smooth transfer. Following the consummation of the transaction, Endeavour (Shanghai) Business Services Co., Ltd. became a wholly-owned subsidiary of AF Ocean in China which we believe furthers the Company’s mission of increasing cooperation between Chinese and U.S. companies.

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

Basis of Presentation and Use of Estimates.

The accompanying consolidated the financial statements of AF Ocean at December 31, 2012 and for the years ended December 31, 2012 and 2011, respectively, are audited. The audited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.

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

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the financial information and disclosures required by United States Generally Accepted Accounting Principles (“GAAP”) for complete financial statements.

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

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2012.

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the financial statements of its WFOE into the consolidated corporate statements on the Balance Sheet with an Exchange rate adjustment of ($231).  The effect of the foreign currency translation is recorded in comprehensive income.  The relative value of the Chinese RMB to the U.S. Dollar remained relatively constant during the year ended 2012 ranging from 6.388 to 6.222 RMB to the dollar.

Intangible Assets.   Intangible assets consist of business licenses in the Peoples’ Republic of China and goodwill acquired in an acquisition during 2012.  Management believes that these assets have unlimited lives and will not be amortized.

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

Revenue Recognition.

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

Share-based Compensation.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.   There was no share-based compensation paid in the year ended December 31, 2011 or 2010.  For the year ended December 31, 2012, the following shares were issued as compensation for services rendered:

2012 Stock Issuances for Services Rendered

Officer	Shares	Value of Services Rendered
Andy Z. Fan	1,000,000	$200,000
Diane J. Harrison	25,000	5,000
Gary Macleod	36,000	7,200
WU Cuie	210,608	42,122
LI Mengxing	361,043	72,209
HE Yuncai	60,173	12,035
ZHENG Junwen	60,173	12,035
WU Yuehong	60,173	12,035
ZHONG Jing	60,173	12,035
ZHANG Zhenguo	30,086	6,017

Advertising.  The costs of advertising are expensed as incurred.  Advertising expense was $1,795 for the year ended December 31, 2012.

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

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company discontinued its restaurant operations in 2011 and continuing to evaluate its new direction (see Note 7).  The Company had $135,000  in income for the year ended December 31, 2012 from consulting services.  For the year ended December 31, 2012, the Company sustained net income (losses) of  ($607,884) and provided (used) cash in operating activities of ($230,821)  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the majority shareholder loaned the Company $499,459, of which $437,242 has been converted to  2,186,212 shares of common stock (a conversion price of $0.20 per share).  The remaining $62,217 is treated as a loan from the majority shareholder, although no repayment terms have been established.  In addition, the Company issued 1,025,000 shares to its directors for services rendered (the stock was valued at $0.20 per share)

NOTE 5

NOTE PAYABLE

On July 6, 2012 AF Ocean signed a promissory Note to Island Capital Management, in the amount of $100,000, with stated interest of 5% and a one year maturity date of July 6, 2013.  The accrued interest on the note was recorded as a payable.  The debt discount associated with the conversion to stock at a stated rate was $51,953 and amortized for the portion of the year from July 6, 2012 to December 31, 2012 and is amortized down to $27,044 at year end with amortization expense of $24,909.

NOTE 6.

STOCKHOLDERS’ EQUITY

On August 27, 2012, the Board of Directors proposed and the stockholders approved amending the articles of incorporation to increase

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

the authorized shares from 500,000,000 shares of common stock to 5,000,000,000 shares of common stock.  The amendment also allowed for one class of blank check preferred stock to be issued at the discretion of the board of Directors.

No stock was issued in the year ended December 31, 2011.  Stock issued during the year ended December 31, 2012 was as follows:

Schedule of Stockholders’ Equity

Shares Issued For Cancellation Of Debt:
Date	Loan Amount	Converted Shares	Price per share
June 4, 2012	$45,771	228,858	$0.20 per share	Shareholder loan
July 9, 2012	$200,000	1,000,000	$0.20 per share	Shareholder loan
August 4, 2012	$43,471	217,355	$0.20 per share	Shareholder loan
August 29, 2012	$148,000	740,000	$0.20 per share	Shareholder loan
Shares Issued For Services Rendered:
Date	Value of Services Rendered	Issued Shares	Price Per Share	Issue to / for
August 4, 2012	$205,000	1,025,000	$0.20 per share	Current directors for services rendered
September 17, 2012	$7,200	36,000	$0.20 per share	New director for signing bonus
October 3, 2012	$168,486	842,429	$0.20 per share	Seven (7) businessmen for services rendered in China

The Company has no options or warrants issued or outstanding.

No preferred shares have been issued.

NOTE 7.

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

NOTE 8.

SEGMENT REPORTING

In the third quarter of 2012, we acquired one operating segment, Endeavour (Shanghai) Business Services Co., Ltd., in Shanghai, China, which we intend to develop as a provider of business services to Chinese individuals who have investments in U.S. companies.  There was no revenue during the quarter ending December 31, 2012, due primarily to the change in ownership.  The following are the expenses attributed to Endeavour (Shanghai) for the year ended December 31, 2012. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the financial statements.

Schedule of Segment Reporting Information by Segment

Endeavour (Shanghai) Business Services Co., Ltd. Segment	December 31, 2012
Net income, (net loss)	$(70,049)
Total Assets	$255,465

NOTE 9.

DISCONTINUED OPERATIONS AND CHANGE IN DIRECTION

On September 19, 2011, the Board of Directors appointed Mr. Andy Z. Fan as Director and Chairman of the Board.  On September 21, 2011, Chairman Andy Fan held a special meeting of the Board of Directors and approved a change is business strategy and business model for the Company due to the current economic conditions and approved the new name “AF Ocean Investment Management Company.”   The approved new strategic direction of the Company is promoting business relations and exchanges between Chinese and U.S. companies, and facilitating international mergers and acquisitions, increasing co-operation between Chinese companies and Wall Street financial institutions.  We will seek to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

On July 6, 2012, the Company acquired 100% of the membership interest in Endeavour Business Services (Shanghai) for cash and stock.  The assets acquired are as follows:

Schedule of Assets Acquired

Assets Acquired	July 6, 2012
Cash acquired	$274
Property and equipment	$5,533
Intangible assets	$294,193

Cash paid	$(200,000)
Note payable to seller	$(100,000)

The pro-forma results of the combined entity as if the acquisition occurred on January 1, 2011 are as follows:

Pro Forma Results Assuming a January 1, 2011 acquisition

Profit Loss	December 31, 2012	December 31, 2011
Revenues	$135,000	$600
Net loss	$(638,567)	$(41,971)

NOTE 10.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 29, 2013, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

On January 3, 2013, the Company entered into consulting agreements with three (3) Chinese companies, and on January 23, 2013, each company paid $45,000 for the first installment of their contract.

On March 25, 2013, the Company received a payment of $65,000 from Character’s Capital reflecting the total amount due to the Company on the Consultant Agreement entered into on February 22, 2012.