Form 10-Q
period 2013-03-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2013-05-15
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2013

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of May 10, 2013:  7,327,720

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED BALANCE SHEETS

As of March 31, 2013 (Unaudited) and December 31, 2011 (Audited)

		March 31, 2013 (unaudited)	December 31, 2012 (audited)
ASSETS
Current assets
Cash		$87,418	$65,554
Accounts Receivable		-	20,000
Total Current Assets	$		$85,554,

Other Assets
Property & equipment, net of depreciation of $3,132 and $3,132		7,373	5,990
Intangibles, net of amortization		294,193	294,193
Notes Receivable		20,000	16,000
Prepaid Expenses		29,000	-
Total other assets		343,193	316,183
Total Assets		437,984	401,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$3,647	$200
Note Payable-ICM, less discount of ($14,056)		85,944	72,956
Accrued expenses		3,637	4,136
Due to Related Parties		62,217	62,217
Total current liabilities		$155,445	$139,509
Total Liabilities		$155,445	$139,509

Stockholders’ equity
Common Stock, $.01 par value, 500,000,000 shares authorized; 7,327,720 shares and 3,238,078 shares plus 7,500 membership interests issued and outstanding		73,277	73,277
Additional paid-in capital		863,012	863,012
Accumulated deficit		(653,750)	(674,061)
Total stockholders’ equity		282,539	262,228

Total liabilities and stockholders’ equity		$437,984	$401,737

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and AF Ocean Investment Consultancy Company, formerly known as Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Three months ended March 31
	2013	2012

Revenue
Consulting fee income	$180,000	$-
Total income	180,000	-

Costs and Expenses
General and administrative	56,581	41,754
Payroll	32,706
Professional fees	40,403	-
Total costs and expenses	129,690	41,754

Operating income (loss)	50,310	(41,754)

Other income (expense)	(30,019)
Interest income (expense)	19
	(30,000)

(Loss) income before income taxes	20,311	(41,754)

Income tax provision	-	-

Net income, (net loss)	$20,311	$(41,754)

Earnings per share - basic and dilutive	$0.0	$(0.01)
Weighted average shares	7,327,720	3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and AF Ocean Investment Consultancy Company, formerly known as Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

		Three months ended March 31
		2013	2012
Operating activities
Net income, (net loss)		$20,311	$(41,754)
Adjustments to reconcile net income, (net loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization		13,841	-
Stock given for services		-	-
Changes in operating assets and liabilities:
Accounts receivable		20,000	-
Prepaid and other current assets		(29,000)	-
Notes receivable		(4,000)	-
Accounts payable		(200)	2,013
Accrued expenses		3,148	(8,290)
Assets and liabilities of discontinued operations		-	30,851
Total adjustments		3,789	(6,277)
Net cash provided by (used in) operating activities		24,100	(48,031)

Investing activities
Proceeds from sale of property and equipment		-	22,818
Purchase of property and equipment		(2,236)	-
Net cash used in investing activities		(2,236)	22,818

Financing activities
Receipts from notes receivable		-	30,851
Proceeds from equity sales		-	(25,922)
Net cash (used in) provided by financing activities		-	4,929

Net increase in cash and cash equivalents		21,864	(2,861)

Cash and cash equivalents, beginning of period		65,554	3,361

Cash and cash equivalents, end of period		87,418	500

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest		$-	$-
Taxes		$-	$-

Non-cash disclosures
Purchase of Subsidiary
Cash acquired	$
Accounts receivable
Property and equipment
Intangible assets
Cash paid
Note payable
	$

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and AF Ocean Investment Consultancy Company, formerly known as Endeavour (Shanghai) Business Services Co. Ltd.)

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

Basis of Presentation and Use of Estimates.

The accompanying consolidated the financial statements of AF Ocean at March 31, 2013 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim period. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.

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

Quick Link to Table of Contents

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

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2013.

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the financial statements of its WFOE into the consolidated corporate statements on the Balance Sheet with an Exchange rate adjustment of ($231).  The effect of the foreign currency translation is recorded in comprehensive income.  The relative value of the Chinese RMB to the U.S. Dollar remained relatively constant during the three months ended March 31, 2013 ranging from 6.215 to 6.25 Dollar to the RMB.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.   There was no share-based compensation paid in the three months ended March 31, 2013 or in the year ended December 31, 2011.  For the year ended December 31, 2012, the following shares were issued as compensation for services rendered:

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

Recent Accounting Pronouncements.  The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2013 through the date these financial statements were issued.

Reclassification of Discontinued Operations

In accordance with the rules regarding the presentation of discontinued operations the assets, liabilities and activity of the pizza business have been reclassified as a discontinued operation for all periods presented.

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company discontinued its restaurant operations in 2011 and continuing to evaluate its new direction (see Note 7).  The Company had $135,000  in income for the three months ended March 31, 2013 from consulting services.  During that same period, the Company sustained net income of  $20,312 and provided cash in operating activities of $24,100. These factors indicate the Company is finally generating revenues, however, there is still substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013, there were no related party transactions.

During the year ended December 31, 2012, the majority shareholder loaned the Company $499,459, of which $437,242 has been converted to

Quick Link to Table of Contents

 2,186,212 shares of common stock (a conversion price of $0.20 per share).  The remaining $62,217 is treated as a loan from the majority shareholder, although no repayment terms have been established.  In addition, the Company issued 1,025,000 shares to its directors for services rendered (the stock was valued at $0.20 per share)

NOTE 5

NOTE PAYABLE

On July 6, 2012 AF Ocean signed a promissory Note to Island Capital Management, in the amount of $100,000, with stated interest of 5% and a one year maturity date of July 6, 2013.  The accrued interest on the note was recorded as a payable.  The debt discount associated with the conversion to stock at a stated rate was $14,056 and amortized for the portion of the year from July 6, 2012 to March 31, 2013 and is amortized down to $27,044 at year end with amortization expense of $24,909.

NOTE 6.

STOCKHOLDERS’ EQUITY

On August 27, 2012, the Board of Directors proposed and the stockholders approved amending the articles of incorporation to increase the authorized shares from 500,000,000 shares of common stock to 5,000,000,000 shares of common stock.  The amendment also allowed for one class of blank check preferred stock to be issued at the discretion of the board of Directors.

No stock was issued in the year ended December 31, 2011 nor the three months ended March 31, 2013.

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

Quick Link to Table of Contents

there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company rents office space in New York, New York and in Sarasota, Florida.  The terms for each location are month to month and were started on March 1, 2012. The monthly rent is $200 and $300, respectively.

NOTE 8.

SEGMENT REPORTING

In the third quarter of 2012, we acquired one operating segment, Endeavour (Shanghai) Business Services Co., Ltd., in Shanghai, China, which we intend to develop as a provider of business services to Chinese individuals who have investments in U.S. companies.  There was no revenue during the quarter ending December 31, 2012, due primarily to the change in ownership.  The following are the expenses attributed to Endeavour (Shanghai) for the three months ended March 31, 2013.  At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the financial statements.

Schedule of Segment Reporting Information by Segment

Endeavour (Shanghai) Business Services Co., Ltd. Segment		March 31, 2013	December 31, 2012
Net income, (net loss)	$		$(15,375)
Total Assets	$		$(25,117)

Quick Link to Table of Contents

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

On July 6, 2012, the Company acquired 100% of the membership interest in Endeavour Business Services (Shanghai) for cash and stock.  The assets acquired are as follows:

Schedule of Assets Acquired

Assets Acquired	July 6, 2012
Cash acquired	$274
Property and equipment	$5,533
Intangible assets	$294,193
Cash paid	$(200,000)
Note payable to seller	$(100,000)

The pro-forma results of the combined entity as if the acquisition occurred on January 1, 2011 are as follows:

Pro Forma Results Assuming a January 1, 2011 acquisition

Quick Link to Table of Contents

Profit Loss	December 31, 2013	December 31, 2012
Revenues	$470,000	$135,000
Net income (loss)	$85,240	$(638,567)

NOTE 10.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 13, 2013, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

.

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

Employees

As of March 31, 2013, there were four (4) full time employees (one (1) in Shanghai for AF Ocean Investment Consultancy Company, formerly known as Endeavour (Shanghai) Business Services, Ltd. and three (3) in Florida for AF Ocean).  This does not include the three (3) officers and directors who manage the corporation.

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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Summary of Results of Operations

PERIOD	(LOSS) INCOME FROM OPERATIONS	TOTAL OTHER INCOME (EXPENSE)	NET INCOME (LOSS)
March 31, 2013	$50,310	$(30,000)	$20,310
March 31, 2012	$(41,754)	$0	$(41,754)
December 31, 2012	$(588,520)	$(19,364)	$(607,653)
December 31, 2011	$(17,318)	$37,846	$20,528

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $87,417.

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

Results of Operations for the three months ended March 31, 2013 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Three Months Ended March 31,

	2013	2012	%Change
Revenues:	$180,000	$-	100%
Expenses:	129,690	41,754	211%
Income (loss) from operations	50,310	(41,754)	-220%
Other income (expense)	(30,019)	0	-100%
Interest income (expense)	19	0	100%
Net income (loss)	$20,310	$(41,754)	149%
Income (loss) per share: basic and diluted	$0.00	$(0.00)

Income (Loss). For the three months ended March 31, 2013, total income (loss) from operations was $50,310 compared to ($41,754) for the three months ended March 31, 2012. The income generated in the current period was directly attributable to $180,000 revenue from the new direction of the company.

Operating Expenses. The increase in expenses is due to the addition of one employee, travel expenses for investigating candidate Chinese companies, and professional services necessary for the new operations and (2) the acquisition of AF Ocean Investment Consultancy Company, formerly known as Endeavour (Shanghai) Business Services, Ltd., in the third quarter of 2012 and its additional employee, professional services expense, and new office rent.

Net Income (Loss). As a result of the factors described above, net income increased from $(41,754)for the three months ended March 31, 2012 of the discontinued operations to $20,310 for the three months ended March 31, 2013.

Liquidity and Capital Resources

General. At March 31, 2013, we had cash and cash equivalents of $87,418. We have historically met our cash needs through shareholder loans, however, since 2012, we have generated enough revenue through our consulting services to cover our expenses, which are generally fees for professional services and general and administrative activities. Nonetheless, we believe that our cash balance is not yet sufficient to finance our cash requirements for expected operational activities, capital improvements, and repayment of debt through the next 12 months.

Our operating activities used cash of $129,690 for the three months ended March 31, 2013.  Operations used $41,754 for the three months ended March 31, 2012. With $180,000 in revenue for the three months ended March 31, 2013, our operations are not being supported through loans from the majority shareholder.

We had no cash generated by (used in) our financing activities in the three months ended March 31, 2013, compared to $14,319 during the comparable period in 2012.

As of March 31, 2013, current assets exceeded current liabilities.

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had revenue of $180,000 and net income of only $20,311 for the three months ended March 31, 2013 compared to revenue of $0 and net income (loss) of (41754) for the three months ended March 31, 2012. These factors indicate the Company is finally generating revenues, however, there is still substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment management believes that, as of March 31, 2013, the Corporation’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting.

We had no significant changes in our internal controls during the three months ended March 31, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the period ended March 31, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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
101*

Financial statements from the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the quarter ended March 31, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: May 13, 2013	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, and Chairman of the Board

Dated: May 13, 2013	/s/ DIANE J. HARRISON
Diane J. Harrison
Secretary, Treasurer, Chief Financial Officer, and Director

Dated: May 13, 2013	/s/ Gary Macleod
Gary Macleod
Director