Form 10-Q/A
period 2012-03-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2013-09-05
CIK 1501489

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

(212) 749-4951
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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2012:  3,238,078

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operations

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

RESTATEMENT EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 as originally filed with the Securities and Exchange Commission on May 15, 2012 is to correct errors in the Financial Statements.  We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other text discussing the financials resulting from the corrections of this error.

SUMMARY RESTATEMENT

AF Ocean Investment Management Company

Financial Statement Items As Originally Reported And Restated

As of and for the 3 months ended - March 31, 2012

	Originally Reported	Adjustments	Restated
Balance Sheet
Current assets[1]	$500	$47,665	$48,165
	$500	$47,665	$48,165

Current liabilities
Accounts Payable, Trade	2,013	-	2,013
Due to Related Parties	$40,241	$47,735	$87,976
	$42,254	$47,735	$89,989

Common stock	32,381	-	32,381
Additional paid in capital	8,105	25,922	34,027
Accumulated Deficit	(82,240)	(25,992)	(108,232)
Total Stockholder’s (Deficiency) Equity	(41,754)	(70)	(41,824)
Total Liabilities and Stockholder’s (Deficit) Equity	$500	$47,665	$48,165

Statement of Cash Flows
Net Income (Loss)	$(41,754)	$70	$(41,824)
Net Cash used in Operating Activities[2]	$(48,031)	$4,859	$(43,172)
Net Cash provided by Investing Activities	$22,818	$(22,818)	$-
Net Cash provided by Financing Activities	$4,929	$83,047	$87,976
Net Change in Cash and Cash Equivalents	$(2,861)	$41,943	$44,804
[1] Loans from Shareholders increased by $47,735 for quarter ended March 31, 2012 [2] Operations discontinued in 3rd quarter of 2011.

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AF Ocean Investment Management Company

BALANCE SHEETS

As of March 31, 2012 (unaudited) and December 31, 2011 (audited)

	March 31, 2012 (unaudited and restated)	December 31, 2011 (audited)
Assets
Current assets
Cash	$48,165	$3,361
Assets of discontinued operations		30,851
Total current assets	48,165	34,212
Total Assets	48,165	34,212

Liabilities and stockholders' equity
Current liabilities
Accounts Payable, Trade	2,013	-
Accrued Expenses	-	8,290
Due to related parties	87,976	-
Total liabilities	89,989	8,290

Stockholders’ equity
Common Stock, $.01 par value, 500,000,000 shares authorized; 3,238,078 shares issued and outstanding	32,381	32,381
Additional paid-in capital	34,027	34,027
Accumulated deficit	(108,232)	(40,486)
Total stockholders’ equity	(41,824)	25,922

Total liabilities and stockholders’ equity	48,165	34,212

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENT OF OPERATIONS

For the Quarter Ended March 31,

	Three months ended March 31,
	2012 (unaudited and restated)	2011 (unaudited)

Revenue	$-	$-

Costs and Expenses	41,824	(14,558)
Total costs and expenses	41,824	(14,558)

Operating income (loss)	(41,824)	14,558

Income (loss) from discontinued operations	-	22,158

Net income, (net loss)	$(41,824)	(7,600)

Earnings per share - basic and dilutive	$(0.01)	(0.00)
Weighted average shares	3,238,078	3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENTS OF CASH FLOWS

For the Quarter Ended March 31,

	2012 (unaudited and restated)	2011 (unaudited)
Operating activities
Net income, (net loss)	$(41,824)	$(7,600)
Adjustments to reconcile net income, (net loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	-	550
Other Current Assets
Accrued Expenses
Changes in operating assets and liabilities:
Accounts payable	2,013	-
Assets and liabilities of discontinued operations	(3,361)	(10,610)
Total adjustments
Net cash provided by (used in) operating activities	(43,172)	(17,660)

Investing activities
Disposal of property and equipment	-	673
Proceeds from sale of property and equipment	-	-
Net cash provided by investing activities	-	673

Financing activities
Loans from Shareholder	87,976	-
Net cash (used in) provided by financing activities	87,976	-

Net increase in cash and cash equivalents	44,804	(16,987)

Cash and cash equivalents, beginning of period	3,361	9,387

Cash and cash equivalents, end of period	48,165	(7,600)

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has discontinued its operations and currently is evaluating its new direction (see Note 7).  The Company had no income for the three months ended March 31, 2012 from any source, including discontinued operations.  For the three months ended March 31, 2012, the Company sustained net losses of $41,824 and used cash in operating activities of $17,250.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

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

During the quarter ended March 31, 2012, the major shareholder loaned the Company $87,976.  No written agreements were made for payment on the loan.

NOTE 5.

STOCKHOLDERS’ EQUITY

During the year ended December 31, 2009, the Company had 100 shares of common stock issued and outstanding.  In July of 2010, the sole stockholder sold 100% of his shares to new owners.  The new Board of Directors with the consent of the new stockholders amended

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

The Company determined that it had erred in not disclosing all of the funds that were in the bank accounts of the company and has accordingly amended the financial statements and filings.

NOTE 9.

RESTATEMENT

The Chairman of the Board added two (2) accounts to the balance sheet that were not disclosed with the internet banking access.  The accounts were not discovered by our Chief Financial Officer prior to the original filing for the quarter ended March 31, 2012.  Once we discovered the omission, we immediately determined that we would have to amend the financial statements.

Restated	As Originally Filed	As Restated	Net Effect

Net Loss from Operations	$(41,754)	$(41,824)	$(70)
Other Expenses	$(41,754)	$(41,824)	$(70)
Net Loss (Profit)	$(41,754)	$(41,824)	$(70)

Basic and Diluted Net Loss Per Share	(0.01)	(0.01)	-

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Discontinued Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	(LOSS) INCOME FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
March 31, 2012	$(41,824)	$-	$(41,824)
March 31, 2011	$14,558	$(22,158)	$(7,600)
December 31, 2011	$(17,318)	$37,846	$20,528
December 31, 2010	$(3,399)	$(13,977)	$(17,376)

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

Results of Discontinued Operations for the three months ended March 31, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Three Months Ended March 31,

	2012	2011	%Change
Revenue:	$-	$-	-
General and administrative expense	41,824	(14,558)	387%
Income (loss) from operations	(41,824)	14,558	-387%
Income (loss) from discontinued operations		22,158	-100%
Net income (loss)	$(41,824)	$(7,600)	-450%
Income (loss) per share: basic and diluted	$(0.01)	$(0.00)

Income (Loss) from Discontinued Operations. For the three months ended March 31, 2012, total income was ($41,824) compared to ($7,600) for the three months ended March 31, 2011. The loss generated in the current period was directly attributable to the discontinued operations of the pizza business and the start-up operations of the new business.   We desire to take advantage of the new strategic direction of the Company to generate revenue beginning in the second quarter of 2012.

Operating Expenses. Expenses increased by $27,266 to ($41,824) for the three months ended March 31, 2012 from ($14,558) for the three months ended March 31, 2011.  The increase in expenses is primarily related to professional services necessary for the new operations.

Net Income (Loss). As a result of the factors described above, net loss increased from ($7,600) for the three months ended March 31, 2011 to ($41,824) for the three months ended March 31, 2012.

Liquidity and Capital Resources

General. At March 31, 2012, we had cash and cash equivalents of $48,165. We have historically met our cash needs through a combination of cash flows from operating activities, which have been discontinued. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of ($43,172) and ($17,660) for the three months ended March 31, 2012 and 2011, respectively. With no revenue for the three months ended March 31, 2012, our operations are funded through loans from the majority shareholder.

Cash generated in our financing activities was $87,976 for the three months ended March 31, 2012, compared to $0 during the comparable period in 2011.

As of March 31, 2012, current liabilities exceeded current assets.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had sales of $0 and net loss of ($41,824) for the three months ended March 31, 2012 compared to sales of $0 and net loss of ($7,600) for the three months ended March 31, 2011.

Quick Link to Table of Contents

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

ITEM 4T.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is

Quick Link to Table of Contents

accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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
101

Financial statements from the amended quarterly report on Form 10-Q of AF Ocean Investment Management Company for the quarter ended March 31, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

Quick Link to Table of Contents

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: September 5, 2013	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board