Form 10-Q/A
period 2012-06-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2013-09-11
CIK 1501489

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Amendment 2

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

Quick Link to Table of Contents

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results Of Operation

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

RESTATEMENT EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 as originally filed with the Securities and Exchange Commission on August 14, 2012 is to correct errors in the Financial Statements.  We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other text discussing the financials resulting from the corrections of this error.

Quick Link to Table of Contents

SUMMARY RESTATEMENT

AF Ocean Investment Management Company

Financial Statement Items As Reported And Restated

As of and for the six months ended – June 30, 2012

	Reported	Adjustment	Restated
Balance Sheet
Current assets[1]	$37,216	$394,743	$431,959
Fixed assets[2]	$-	$2,954	$2,954
Total Assets	$37,216	$397,697	$434,913

Accounts payable	$-	$200	$200
Accrued expenses	$1,739	$-	$1,739
Due to related parties[3]	$36,572	$430,633	$467,205
Common stock	34,669	-	34,669
Additional paid in capital[4]	$51,588	$25,922	$77,510
Accumulated deficit	$(87,353)	$(59,058)	$(146,411)
Total Liabilities and Stockholder’s (Deficit) Equity	$37,216	$397,697	$434,913

Statement of Cash Flows
Net income (loss)[4]	$(46,867)	$(33,135)	$(80,002)

Net cash used in operating activities[4]	$(60,418)	$(28,006)	$(88,424)
Net cash provided by investing[4]	$22,818	$(25,772)	$(2,954)
Net cash provided by financing activities[4]	$50,700	$462,276	$512,976
Net change in cash and cash equivalents[4]	$26,855	$394,743	$421,598
Cash and cash equivalent, end of period	$30,216	$394,743	$424,959

[1]

Additional cash accounts were not included in previous 6 months filings.

[2]

We found that our fixed assets were originally classed as expenses.

[3]

Amount due to shareholder loan increased by $430,633 for quarter ended June 30, 2012.

[4]

Adjustment reflects correcting recently discovered errors in the June 30, 2012 financial statements and adding cash from previously unreported cash accounts.

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AF Ocean Investment Management Company

BALANCE SHEETS

As of June 30, 2012 (Amended and Restated) and December 31, 2011 (audited)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$424,959	$3,361
Accounts receivable	$7,000	$-
Assets of discontinued operations	$-	$30,851
Total current assets	$431,959	$34,212
Fixed Assets	$2,954	$-
Total Assets	434,913	$34,212

Liabilities and stockholders' equity
Current liabilities
Accounts Payable	$200	$-
Accrued expenses	$1,739	$8,290
Due to related parties	$467,205	$-
Total liabilities	$469,144	$8,290

Stockholders’ equity
Common Stock, $.01 par value, 500,000,000 shares authorized; 3,466,936 and 3,238,078 shares issued and outstanding, respectively	$34,669	$32,381
Additional paid-in capital	$77,510	$34,027
Accumulated deficit	$(146,411)	$(40,486)
Total stockholders’ equity	$(34,231)	$25,922

Total liabilities and stockholders’ equity	$434,913	$34,212

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENTS OF OPERATIONS

 (unaudited and restated)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Revenue
Consulting fee income	$30,000	$-	$30,000	$-
Total income	$30,000	$-	$30,000	$-

Costs and Expenses
General and administrative	21,819	15,425	16,151	867
Payroll	15,772	-	13,772	-
Professional fees	72,411	-	38,254	-
Total costs and expenses	110,002	15,425	68,177	867

Operating income (loss)	(80,002)	(15,425)	(38,177)	(867)

(Income) loss from discontinued operations, net of tax	-	(30,607)	-	(8,449)

(Loss) income before income taxes	(80,002)	15,182	(38,177)	7,582

Income tax provision	-	-	-	-

Net income, (net loss)	$(80,002)	$15,182	$(38,177)	$7,582

Earnings per share - basic and dilutive	$(0.02)	$0.00	$(0.01)	$0.00
Weighted average shares	3,379,870	3,238,078	3,309,753	3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF Ocean Investment Management Company

STATEMENTS OF CASH FLOWS

 (unaudited and restated)

	Six months ended June 30,
	2012	2011
Operating activities
Net income, (net loss)	$(80,002)	$15,182
Adjustments to reconcile net income, (net loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	-	-
Changes in operating assets and liabilities:
Accounts receivable	(7,000)	-
Accounts payable	200	-
Accrued expenses	1,739	-
Assets and liabilities of discontinued operations	(3,361)	2,073
Total adjustments	(8,422)	2,073
Net cash provided by (used in) operating activities	$(88,424)	$17,255

Investing activities
Purchase of property and equipment	(2,954)	(12,163)
Net cash used in investing activities	$(2,954)	$(12,263)

Financing activities
Sale of Common Stock	45,771	-
Receipts from shareholder loans	467,205	-
Net cash (used in) provided by financing activities	$512,976	$-

Net increase in cash and cash equivalents	$421,598	$5,092

Cash and cash equivalents, beginning of period	$3,361	$9,387

Cash and cash equivalents, end of period	$424,959	$14,479

Supplemental disclosures of cash flow information:
CASH PAID DURING THE YEAR FOR:
INTEREST	$-	$-
TAXES	$-	$-

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

Advertising.  The costs of advertising are expensed as incurred.  Advertising expense was $800 for the six months ending June 30, 2012.

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

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has discontinued its operations and currently is evaluating its new direction (see Note 7).  The Company had $30,000 in income for the six months ended June 30, 2012 from new consulting services.  For the six months ended June 30, 2012, the Company sustained net income (losses) of ($80,002) and provided (used) cash in operating activities of ($88,424)  These factors raise substantial doubt about the ability of the Company to continue as a

Quick Link to Table of Contents

going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

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

During the six months ended June 30, 2012, the majority shareholder loaned the Company $512,976.  Of this amount, $45,771 has been converted to shares of common stock (a conversion price of $0.20 per share) leaving $467,205 still owed by the company. No written agreements were made for repayment.

NOTE 5.

STOCKHOLDERS’ EQUITY

During the year ended December 31, 2009, the Company had 100 shares of common stock issued and outstanding.  In July of 2010, the sole stockholder sold 100% of his shares to new owners.  The new Board of Directors with the consent of the new stockholders amended the articles of incorporation to reduce the par value from $1.00 to $0.01 and to increase the authorized shares from 100 shares of common stock to 500,000,000 of common stock.  In addition the original 100 shares were split into 2,975,000 shares.

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

Quick Link to Table of Contents

To facilitate this new direction, the Board agreed to the sale of the assets and liabilities of the pizza business as of September 30, 2011. The disposal of the restaurant assets to Caramello’s Pizzeria, LLC, a Florida Limited Liability Company, was approved by Shareholders representing 87% of the shares issued and outstanding.

Summary Of Results Of Discontinued Operations

	December 31, 2011	December 31, 2010
Revenue	$340,136	$418,063
Operating expenses	$319,420	$426,978
Net operating income (loss)	$20,716	$(8,915)
Forgiveness of debt	$-	$(5,022)
Gain to be recognized from discontinued operations	$17,439	$-
Income tax expense	$(291)	$-
Income (loss) from discontinued operations net of tax	$37,864	$(13,937)

Inventory	$3,840	$4,915
Fixed assets, net of depreciation	$27,011	$18,378
Total assets	$30,851	$23,293
Accounts payable	$-	$3,304
Accrued liabilities	$8,290	$23,982
Total liabilities	$8,290	$27,286

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

NOTE 9.

RESTATEMENT

The Chairman of the Board added two (2) accounts to the balance sheet that were not disclosed with the internet banking access.  The accounts were not discovered by our Chief Financial Officer prior to the original filing for the quarter ended June 30, 2012.  Once we discovered the omission, we immediately determined that we would have to amend the financial statements.

Restated	As Originally Filed	As Restated	Net Effect

Net Loss from Operations	$(46,867)	$(33,135)	$(80,002)
Other Expenses	$-	$-	$-
Net Loss (Profit)	$(46,867)	$(33,135)	$(80,002)

Basic and Diluted Net Loss Per Share	(0.01)	(0.01)	(0.02)

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 2.0 Summary of Results of Operations

PERIOD	(LOSS) INCOME FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
June 30, 2012	$(80,002)	$-	$(80,002)
June 30, 2011	$(15,425)	$(30,607)	$15,182
December 31, 2011	$(17,318)	$37,846	$20,528
December 31, 2010	$(3,399)	$(13,977)	$(17,376)

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $424,959.

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

Results of Discontinued Operations for the six months ended June 30, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Six months Ended June 30,

	2012	2011	%Change
Revenues:	$30,000	$-	100%
Expenses:	110,002	15,425	613%
Income (loss) from operations	(80,002)	(15,425)	419%
Income (loss) from discontinued operations		30,607	-100%
Net income (loss)	$(80,002)	$15,182	-627%
Income (loss) per share: basic and diluted	$(0.02)	$0.00

Income (loss). For the six months ended June 30, 2012, total loss from operations was ($80,002) compared to ($15,425) for the six months ended June 30, 2011. The loss generated in the current period is attributable to the start-up operations of the new business.   In the second quarter of 2012, we received our first revenue from the new direction of the Company in the amount of $30,000.00.

Operating Expenses. Our expenses increased by $94,577 during the six months ended June 30, 2012 due to the addition of two employees, travel expenses for investigating candidate Chinese companies, and professional services necessary for the new operations.

Net Income (Loss). As a result of the factors described above, net income decreased from $ 15,182 for the six months ended June 30, 2011 to ($80,002) for the six months ended June 30, 2012.

Liquidity and Capital Resources

General. At June 30, 2012, we had cash and cash equivalents of $424,959. We have historically met our cash needs through shareholder loans. Our cash requirements are generally for profession services and general and administrative activities. We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $88,424 for the six months ended June 30, 2012.  Discontinued operations provided $17,255 for the six months ended June 30, 2011. With only $30,000 in revenue for the six months ended June 30, 2012, our operations are continuing to be supported through loans from the majority shareholder.

Cash used by investing activities was $2,954 for the six months ended June 30, 2012, compared to $12,263 used in the six months ended June 30, 2011.

Cash generated in our financing activities was $512,976 for the six months ended June 30, 2012, compared to $0 during the comparable period in 2011.

As of June 30, 2012, current liabilities exceeded current assets.

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had revenue of $30,000 and net loss of ($80,002) for the six months ended June 30, 2012 compared to revenue of $0 and net income of $15,182 for the six months ended June 30, 2011. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Quick Link to Table of Contents

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 4, 2012, loans from the majority shareholder totaling $45,771.5 were converted into 228,858 shares of common stock at $0.20 per share.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.

MINE SAFTEY DISCLOSURES

Not applicable

ITEM 5.

OTHER INFORMATION

None

ITEM 6.

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: September 11, 2013	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, and Chairman of the Board