Form 10-Q/A
period 2012-09-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2013-09-16
CIK 1501489

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

Quick Link to Table of Contents

The number of shares outstanding of each of the issuer’s classes of common stock as of November 13, 2012:  7,327,720

TABLE OF CONTENTS

Part I – Financial Information

Item 1.  Consolidated Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other information

Item 6.  Exhibits

Signatures

RESTATEMENT EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 as originally filed with the Securities and Exchange Commission on November 15, 2012 is to correct errors in the Financial Statements.  We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other text discussing the financials resulting from the corrections of this error.

Quick Link to Table of Contents

SUMMARY RESTATEMENT

AF Ocean Investment Management Company

Consolidated Financial Statement Items As Reported And Restated

As of and for the 9 months ended – September 30, 2012

	Reported	Adjustments	Restated
Balance Sheet
Current assets[1]	$176,218	$331,322	$507,540
Other assets	$298,999	$19,604	$318,603

Total Assets	$475,217	$350,926	$826,143

Due to related parties[2]	$75,060	$351,164	$426,224
Notes payable, net of discount	$100,000	$(39,497)	$60,503
Additional paid in capital[3]	$625,075	$77,873	$702,948
Accumulated deficit	$(406,596)	$(38,611)	$(445,207)
Total Liabilities and Stockholder’s (Deficit) Equity	$475,217	$350,926	$826,143
	Reported	Adjustments	Restated
Statement of Cash Flows
Net income (loss)	$(366,110)	$(12,689)	$(378,799)

Net cash used in operating activities	$(77,063)	$(62,291)	$(139,354)
Net cash provided by investing	$(203,322)	$(116,671)	$(319,993)
Net cash provided by financing activities	$437,242	$526,224	$963,466
Net change in cash and cash equivalents	$156,857	$347,322	$504,179
Cash and cash equivalent, end of period	$160,218	$347,322	$507,540

[1] Additional cash accounts were not included in previous 9 months filings.

[2] Amount due to shareholder loan increased by $351,164 for nine months ended September 30, 2012.

[3] Adjustment reflects correcting recently discovered errors in the September 30, 2012 financial statements and adding cash from previously unreported cash accounts.

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 (Unaudited & Restated) and December 31, 2011 (Audited)

	September 30, 2012 (Unaudited & Restated)	December 31, 2011 (Audited)
Assets
Current assets
Cash	$507,540	$3,361
Total current assets	$507,540	$3,361

Other assets
Furniture, fixtures and equipment, net of depreciation of $1,329 and $0	$8,410	$-
Notes receivable	$16,000	$-
Goodwill	$294,193	$-
Other assets	$-	$30,851
Total other assets	$318,603	$30,851
Total Assets	$826,143	$34,212

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$15,084	$-
Accrued expenses	$1,738	$8,290
Due to related parties	$426,224	$-
Total current liabilities	$443,046	$8,290

Long-term liabilities
Notes payable	$100,000	$-
Debt Discount	$(39,497)	$-
Total long-term liabilities	$60,503	$-

Stockholders’ equity
Common Stock, $0.01 par value, 5,000,000,000 shares authorized; 6,485,291 and 3,238,078 shares issued and outstanding	$64,853	$32,381
Additional paid-in capital	$702,948	$34,027
Accumulated deficit	$(445,207)	$(40,486)
Total stockholders’ equity	$322,594	$25,922

Total liabilities and stockholders’ equity	$826,143	$34,212

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2012 (Restated)	2011	2012 (Restated)	2011

Revenue
Consulting fee income	$90,000	$-	$60,000	$-
Total income	$90,000	$-	$60,000	$-

Costs and Expenses
General and administrative	$319,183	$14,831	$297,364	$1,297
Payroll	$42,479	$-	$26,707	$-
Professional fees	$94,825	$-	$22,414	$-
Total costs and expenses	$456,487	$14,831	$346,485	$1,297

Operating (loss) income	$(366,487)	$(14,831)	$(286,485)	$(1,297)

Other (income) expense	$(142)	$(273)	$(142)	$(300)
(Income) loss from discontinued operations, net of tax	$-	$(57,053)	$-	$(28,363)
Interest expense	$-	$291	$-	$291
Debt discount amortization expense	$12,454	$-	$12,454	$-
Total Other (Income) Expense	$12,312	$(57,035)	$12,312	$(28,372)

(Loss) income before income taxes	$(378,799)	$42,204	$(298,797)	$27,075

Income tax provision	$-	$-	$-	$-

Net income, (net loss)	$(378,799)	$42,204	$(298,797)	$27,075

Earnings per share - basic and dilutive	$(0.10)	$0.01	$(0.06)	$0.01
Weighted average shares	$3,851,098	$3,238,078	$5,015,972	$3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2012 (Restated)		2011
Operating activities
Net income, (net loss)	$(378,799)		$42,204
Adjustments to reconcile net income, (net loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	$1,329		$4,510
Amortization of debt discount	$12,454		$-
Stock given for services	$212,200	$
Changes in operating assets and liabilities:
Prepaid and other current assets	$-		$(7,453)
Accounts payable	$15,084		$-
Accrued expenses	$1,739		$(3,572)
Assets and liabilities of discontinued operations	$(3,361)		$-
Total adjustments	$239,445		$(6,515)
Net cash provided by (used in) operating activities	$(139,354)		$35,689

Investing activities
Purchase of property and equipment	$(4,207)		$(13,063)
Note receivable advances	$(16,000)		$-
Purchase of subsidiary	$(299,726)		$-
Net cash (used in) provided by investing activities	$(319,993)		$(13,063)

Financing activities
Payments from (to) related party	$426,224		$(15,373)
Proceeds from note payable	$100,000		$-
Proceeds from equity sales	$437,242	$
Net cash (used in) provided by financing activities	$963,466		$(15,373)

Net increase in cash and cash equivalents	$504,179		$7,253

Cash and cash equivalents, beginning of period	$3,361		$9,387

Cash and cash equivalents, end of period	$507,540		$16,640

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-		$-
Taxes	$-		$-

Non-cash disclosures
Purchase of Subsidiary
Cash acquired	$274
Property and equipment	5,533
Intangible assets	294,193
Cash paid	(200,000)
Note payable	(100,000)

Debt discount included in additional paid in capital	$51,953

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   There was no share-based compensation paid in the years ended December 31, 2011 or 2010.  For the nine months ended September 30, 2012, the following shares were issued as compensation for services rendered and as a signing bonus:

Officer	Shares	Value of Services Rendered
Andy Z. Fan	1,000,000	$200,000
Diane J. Harrison	25,000	$5,000
Gary Macleod	36,000	$7,200

Advertising.  The costs of advertising are expensed as incurred.  Advertising expense was $1,944 for the nine months ending September 30, 2012.

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

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has discontinued its operations and currently is evaluating its new direction (see Note 7).  The Company had $90,000 in income for the nine months ended September 30, 2012 from new consulting services.  For the nine months ended September 30, 2012, the Company sustained net income (losses) of ($378,799) and provided (used) cash in operating activities of ($139,354)  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.

RELATED PARTY TRANSACTIONS

Quick Link to Table of Contents

During the nine months ended September 30, 2012, the majority shareholder advanced the Company $863,466, of which $437,242 was converted to 2,186,212 shares of common stock (a conversion price of $0.20 per share). The company owes $426,224 as of September 30, 2012.  In addition, the Company issued 1,061,000 shares to its directors for services rendered, and a signing bonus (the stock was valued at $0.20 per share)

NOTE 5.

STOCKHOLDERS’ EQUITY

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

Quick Link to Table of Contents

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

Management has evaluated subsequent events through September  14, 2013, the date the financial statements were available to be issued.  Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

NOTE 10.

RESTATEMENT

The Chairman of the Board added three (3) bank accounts to the balance sheet that were not disclosed with the internet banking access.  The accounts were not discovered by our Chief Financial Officer prior to the original filing for the quarter ended September 30, 2012.  Once we discovered the omission, we immediately determined that we would have to amend the financial statements.

Restated	As Originally Filed	As Restated	Net Effect
Net Loss from Operations	$(366,114)	$(366,487)	$(373)
Other Expenses	$(4)	$(12,312)	$(12,308)
Net Loss (Profit)	$(366,110)	$(378,799)	$(12,689)

Basic and Diluted Net Loss Per Share	(0.09)	(0.10)	(0.01)

Quick Link to Table of Contents

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATION

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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Summary of Results of Operations

PERIOD	(LOSS) INCOME FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
September 30, 2012	$(366,487)	$(12,312)	$(378,799)
September 30, 2011	$(14,831)	$(57,034)	$42,204
December 31, 2011	$(17,318)	$37,846	$20,528
December 31, 2010	$(3,399)	$(13,977)	$(17,376)

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $507,540.

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

Results of Operations for the nine months ended September 30, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Nine months Ended September 30,

	2012	2011	%Change
Revenues:	$90,000	$-	100%
Expenses:	456,487	14,831	2978%
Income (loss) from operations	(366,487)	(14,831)	-2371%
Other income (expense)	(12,312)	(273)	4410%
Income (loss) from discontinued operations	-	(57,053)	-100%
Interest Expense	-	291	-100%
Net (loss) income	$(378,799)	$42,204	-998%
(loss) income per share: basic and diluted	$(0.10)	$0.01

Income (Loss). For the nine months ended September 30, 2012, total loss from operations was ($366,487) compared to ($14,831) for the nine months ended September 30, 2011. The loss generated in the current period was directly attributable to the start-up operations of the new business.   In the second and third quarters of 2012, we received our first revenue from the new direction of the Company in the amount of $90,000.

Operating Expenses. The increase in expenses is due to (1) the addition of two employees, travel expenses for investigating candidate Chinese companies, and professional services necessary for the new operations and (2) the acquisition of Endeavour (Shanghai) Business Services, Ltd, (the WFOE) and its additional employee, professional services expense, and new office rent.

Net Income (Loss). As a result of the factors described above, net income decreased from $42,204 for the nine months ended September 30, 2011 of the discontinued operations to ($378,799) for the nine months ended September 30, 2012.

Liquidity and Capital Resources

General. At September 30, 2012, we had cash and cash equivalents of $507,540. We have historically met our cash needs through shareholder loans. Our cash requirements are generally for professional services and general and administrative activities. During this quarter, the majority shareholder also provided the cash for the WFOE acquisition.  We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $139,354 for the nine months ended September 30, 2012.  Discontinued operations provided $35,689 for the nine months ended September 30, 2011. With only $90,000 in revenue for the nine months ended September 30, 2012, our operations are continuing to be supported through loans from the majority shareholder.

Cash generated by (used in) our financing activities was $963,466 for the nine months ended September 30, 2012, compared to ($15,373) during the comparable period in 2011.

Cash provided by (used in) investing activities was ($319,993) for the nine months ended September 30, 2012, compared to ($13,063) during the comparable period in 2011.

As of September 30, 2012, current assets exceeded current liabilities.

Quick Link to Table of Contents

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had revenue of $90,000 and net loss of ($378,799) for the nine months ended September 30, 2012 compared to revenue of $0 and net income of $42,204 for the nine months ended September 30, 2011. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company is highly dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: September 16, 2013	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board