Form 10-Q
period 2013-06-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2013-09-19
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 000-54354

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of September 19, 2013:  85,327,720

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

As of June 30, 2013 (Unaudited) and December 31, 2012 (Restated, audit pending)

	June 30, 2013 (unaudited)	December 31, 2012 (restated, audit pending)
ASSETS
Current assets
Cash	$611,268	$402,510
Total Current Assets	$611,268	$402,510

Other Assets
Property & equipment, net of accumulated depreciation of $4,944 and $3,132, respectively	$6,859	$5,990
Intangibles	$294,193	$294,193
Notes Receivable	$22,000	$16,000
Total other assets	$323,052	$316,183
Total Assets	$934,320	$718,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$810	$200
Accrued expenses	$7,491	$4,136
Share issuance agreement proceeds	$425,000	$-
Note payable-ICM, less discount of ($1,068) and ($27,044), respectively	$98,932	$72,956
Deferred revenue	-	180,000
Due to related parties	$177,045	$236,036
Total current liabilities	$709,278	$493,328

Stockholders’ equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 7,327,720 shares issued and outstanding	$73,277	$73,277
Additional paid-in capital	$863,012	$863,012
Other comprehensive income	$365	231
Accumulated deficit	$(711,612)	$(711,155)
Total stockholders’ equity	$225,042	$225,365

Total liabilities and stockholders’ equity	$934,320	$718,693

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Six months ended June 30,			Three months ended June 30,
		2013	2012	2013	2012

Revenue
Consulting fee income		$315,000	$30,000	$135,000	$30,000
Total income	$		$30,000	$35,000	$30,000

Costs and Expenses
General and administrative		$114,679	$21,819	$51,066	$16,151
Payroll		$69,458	$15,772	$36,752	$13,772
Professional fees		$118,506	$72,411	$68,104	$38,254
Total costs and expenses		$302,643	$110,002	$155,922	$68,177

Operating income (loss)		$12,357	$(80,002)	$(20,922)	$(38,177)

Other income (expense)
Other income		$12,984	$-	$12,984	$-
Interest income		$177	$-	$85	$-
Debt discount amortization expense		$(25,976)	$-	$(12,988)	$-
Total other income (expense)		$(12,815)	$-	$81	$-

Loss before income taxes		$(458)	$(80,002)	$(20,841)	$(38,177)

Income tax provision		-	-	-	-

Net loss		$(458)	$(80,002)	$(20,841)	$(38,177)
Foreign currency gain		$134	$-	$134	$-
Comprehensive loss		$(324)	$-	$(20,707)	$-
Earnings per share - basic and dilutive		$(0.00)	$(0.02)	$(0.00)	$(0.01)
Weighted average shares		7,327,720	3,379,870	7,327,720	3,309,753

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Six months ended June 30
	2013	2012
Operating activities
Net income, (net loss)	$(458)	$(80,002)
Adjustments to reconcile net income, (net loss) to net cash
provided by (used in) operating activities:
Depreciation	1,812	-
Amortization of discount on note payable	25,976	-
Changes in operating assets and liabilities:
Accounts receivable	-	(7,000)
Accounts payable	610	200
Accrued expenses	3,356	1,739
Deferred Revenue	(180,000)	-
Assets and liabilities of discontinued operations	-	(3,361)
Total adjustments	(148,246)	(8,422)
Net cash used in operating activities	(148,704)	(88,424)

Investing activities
Notes Receivable	(6,000)
Purchase of property and equipment	(2,682)	(2,954)
Net cash used in investing activities	(8,682)	(2,954)

Financing activities
Sale of common stock		45,771
Proceeds from share issuance agreement	425,000
(Repayments to) advances from related parties	(58,990)	467,205
Net cash provided by financing activities	366,010	512,976

Foreign currency translation	134	-

Net (decrease) increase in cash and cash equivalents	208,758	421,598

Cash and cash equivalents, beginning of period	402,510	3,361

Cash and cash equivalents, end of period	611,268	424,959

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

NOTE 1.

BACKGROUND AND BASIS OF PRESENTATION

Background.  AF Ocean Investment Management Company, formerly known as Dinello Restaurant Ventures, Inc., was incorporated under the laws of the State of Florida on April 2, 2003.  After disposing of the restaurant assets (see Note 9 below), AF Ocean Investment Management Company (together with its subsidiaries, hereinafter collectively referred to as the “Company”, “AF Ocean” or “we”) changed its operations to promoting business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  The new mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.

On July 6, 2012, the Company completed the acquisition of AF Ocean Investment Management (Shanghai) Co., Ltd., a wholly foreign-owned enterprise (“WFOE” or “AF Ocean (Shanghai)”) in Shanghai.  Pursuant to the terms of the Equity and Capital Contribution Transfer Agreement, which was executed on May 4, 2012, the Company acquired all of the interest in AF Ocean (Shanghai) from Island Capital Management, LLC, a Florida limited liability company, in exchange for $200,000 plus a $100,000 Promissory Note convertible into 150,000 shares of the common stock of AF Ocean.  The acquisition was approved by Shanghai Government; accordingly, a Certificate of Approval and a Business License were issued to AF Ocean.  AF Ocean Chairman & President Andy Fan was in Shanghai to witness and celebrate the smooth transfer. Following the consummation of the transaction, AF Ocean Investment Management (Shanghai) Co., Ltd. became a wholly-owned subsidiary of AF Ocean in China which we believe furthers the Company’s mission of increasing cooperation between Chinese and U.S. companies.

President Fan personally contributed the $200,000 lump sum payment on behalf of the Company and on July 9, 2012, in exchange for cancelling the $200,000 debt, the Company issued 1,000,000 shares of stock to Mr. Fan (a stock value of $0.20 per share).

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.

The financial statements include the accounts and activity of AF Ocean Investment Management Company and its wholly owned subsidiary, AF Ocean Investment Management (Shanghai), Co. Ltd. as of July 6, 2012, the date of acquisition.  All intercompany balances and activity have been eliminated.

Basis of Presentation and Use of Estimates.

The accompanying consolidated financial statements of AF Ocean at June 30, 2013 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim period. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2012 restated, audit pending consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. These amended financial statements have not yet been filed. The company subsequent to year end discovered additional cash accounts that were not included in the 10-K filing. The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.

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

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at June 30, 2013.

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the financial statements of its WFOE into the consolidated corporate statements on the Balance Sheet with an Exchange rate adjustment.  There was a foreign currency translation adjustment in the amount of $365 for the six months ended June 30, 2013.

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

Revenue Recognition.  Revenue from consulting services is recognized according to the terms of the consulting agreement.  Generally, consulting revenue will be recognized over the term of the agreement.  At times deposits or prepayments may result in deferred revenue which will be recognized into income as the services are performed.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.   There was no share-based compensation paid in the three and six months ended June 30, 2013 and 2012.

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

Earnings per Share.  In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  At June 30, 2013 and 2012 dilutive earnings per share were not calculated as the effect is anti-dilutive.

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

Recent Accounting Pronouncements.  The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated

Quick Link to Table of Contents

financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2013 through the date these financial statements were issued.

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company discontinued its restaurant operations in 2011 and continuing to evaluate its new direction.  The Company had $315,000  in consulting fee income for the six months ended June 30, 2013.  During that same period, the Company had net loss of $458. These factors indicate the Company is generating revenues; however, there is still substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the majority shareholder advanced $673,281 to the Company. Of this amount $437,244 was converted to shares of stock during 2012. For the six months ended June 30, 2013, the shareholder was repaid $58,992. The balance due to the majority shareholder at June 30, 2013 is $177,045.

NOTE 5

NOTE PAYABLE

On July 6, 2012 AF Ocean signed a promissory Note to Island Capital Management, in the amount of $100,000, with stated interest of 5% and a one year maturity date of July 6, 2013.  The accrued interest on the note is recorded as a payable.  The debt discount associated with the conversion to stock at a stated rate was $51,953. It has been amortized from July 6, 2012 to June 30, 2013. The balance of the discount at June 30, 2013 is $1,068.

NOTE 6.

STOCKHOLDERS’ EQUITY

The Company has no options or warrants issued or outstanding.

No preferred or common shares have been issued during the six months ended June 30, 2013.

NOTE 7.

COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that

Quick Link to Table of Contents

there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company rents office space in New York, New York, Shanghai, China, and Sarasota, Florida.  The terms for each location are month to month and were started on March 1, 2012. The monthly rent is approximately $200, $3,600, and $300, respectively.

NOTE 8.

SEGMENT REPORTING

In the third quarter of 2012, we acquired one operating segment, AF Ocean Investment Management (Shanghai) Co., Ltd., in Shanghai, China, which we intend to develop as a provider of business services to Chinese individuals who have investments in U.S. companies.  There was no revenue during the six months ended June 30, 2012, due primarily to the change in ownership.  The following are the expenses attributed to AF Ocean (Shanghai) for the six months ended June 30, 2013. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the financial statements.

Schedule of Segment Reporting Information by Segment

AF Ocean Investment Management (Shanghai) Co., Ltd. Segment	June 30, 2013	December 31, 2012
Net income, (net loss)	$33,341	$(106,682)
Total Assets	$307,355	$325,642

NOTE 9.

ACQUISITION OF SUBSIDIARY

On July 6, 2012, the Company acquired 100% of the membership interest in AF Ocean Business Services (Shanghai) for cash and stock. The pro-forma results of the combined entity as if the acquisition occurred on January 1, 2012 are as follows:

Pro Forma Results Assuming a January 1, 2012 acquisition

Profit Loss	June 30, 2012
Revenues	$30,657
Net loss	$(111,046)

Quick Link to Table of Contents

NOTE 10.

SUBSEQUENT EVENTS

On July 8, 2013, Diane J. Harrison submitted her resignation as Secretary, Treasurer, Principal Accounting Officer, and Director; her resignation was accepted by the Board of Directors on the same day.  On July 9, 2013, Mr. Gary Macleod submitted his resignation as Director; his resignation was accepted by the Board of Directors on the same day.  President, CEO and Chairman of the Board, Andy Z. Fan, accepted the positions of Secretary, Treasurer, and Principal Accounting Officer.

On July 9, 2013, the Board of Directors of the Company approved a one for one Share Exchange with shareholders of Andy Ocean Investment Management Limited, a private Hong Kong Company (“AOIM HK”). The Chairman and majority Shareholder of AF Ocean Investment Management Company (“AFAN”), Andy Z. Fan, is a large Shareholder and President and Sole Director of the private Hong Kong Company.  After the Share Exchange, which was completed on July 9, 2013, AOIM HK became a wholly owned subsidiary of AF Ocean Investment Management Company.  The shares were exchanged on a one for one basis, resulting in the issuance of 50,000,000 shares of AFAN in exchange for the entire 50,000,000 shares outstanding of AOIM HK.  The only assets acquired were the shareholder base and $500,000 in cash.  With this new acquisition, the Company believes it is better positioned to tap into the huge financial resources of Hong Kong.  Also on July 9, 2013, the majority shareholder, Andy Fan, paid in $280,000 for 28,000,000 shares of company stock.  As of June 30, 2013, $425,000 had been received from the shareholders of AOIM HK in anticipation of the share exchange.

Consequently, after the July 9, 2013 share issuance to Andy Fan and share exchange with AOIM HK, the Company had 85,327,720 shares issued and outstanding.

Management has evaluated subsequent events through September 18, 2013, the date the financial statements were available to be issued.   In 2012 and early 2013, the Chairman of the Board added three (3) bank accounts to the balance sheet that were not disclosed with the internet banking access.  The accounts were not discovered by our former Chief Financial Officer prior to the original filing of the Annual Report on Form 10-K for the year ended December 31, 2012.  Accordingly, the December 31, 2012 financials presented in this quarterly report have been restated, but the audit is pending.  An Amended and Restated 10-K for the year ended December 31, 2012 will be filed subsequent to this report.

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

Employees

As of June 30, 2013, there were five (3) full time employees (two (2) in Shanghai for AF Ocean Investment Management (Shanghai), Ltd. and three (3) in Florida for AF Ocean).  This did not include the three (3) officers and directors who manage the corporation.

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

Impairment of Long-Lived Assets

FASB ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. The adoption of FASB ASC 360 has not materially affected the Company’s reported earnings, financial condition or cash flows.

Results of Operations

The following table provides a summary of the results of operations for the periods ended June 30, 2013 and 2012 and for the last two full fiscal years.

Summary of Results of Operations

PERIOD	INCOME (LOSS) FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
Six months ended June 30, 2013	$(12,357)	$(12,815)	$(458)
Six months ended June 30, 2012	$(80,002)	$-	$(80,002)
December 31, 2012	$(627,917)	$(16,829)	$(644,746)
December 31, 2011	$(17,318)	$37,846	$20,528

Liquidity and Capital Resources

As of June 30, 2013, we had cash and cash equivalents of $611,268.

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

Results of Operations for the six and three months ended June 30, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Quick Link to Table of Contents

Table 3.0 Comparison of our Consolidated Statement of Operations for the Six and Three Months Ended June 30,

Six months ended June 30, 2013 and 2012	2013	2012	%Change
Revenues:	$315,000	$30,000	950%
Expenses:	302,643	110,002	175%
Income (loss) from operations	12,357	(80,002)	747%
Other income (expense)	(12,992)	-	100%
Interest income (expense)	177	-	100%
Net income (loss)	$(458)	$(80,002)	99%
Income (loss) per share: basic and diluted	$0.00	$(0.02)

Three months ended June 30, 2013 and 2012	2013	2012	%Change
Revenues:	$135,000	$30,000	350%
Expenses:	155,922	68,177	129%
Income (loss) from operations	(20,922)	(38,177)	40%
Other income (expense)	(4)	0	100%
Interest income (expense)	85	0	100%
Net income (loss)	$(20,841)	$(38,177)	45%
Income (loss) per share: basic and diluted	$0.00	$(0.01)

Income (Loss). For the six and three months ended June 30, 2013, total income (loss) from operations was $12,357 and $(20,922), respectively, compared to ($80,002) and ($38,177) for the six and three months ended June 30, 2012, respectively. The income generated in the current period was directly attributable to $315,000 revenue from the new direction of the company.

Operating Expenses. The increase in expenses is due to the addition of three employees, travel expenses for investigating candidate Chinese companies, and professional services necessary for the new operations and (2) the acquisition of AF Ocean Investment Consultancy Company, formerly known as Endeavour (Shanghai) Business Services, Ltd., in the third quarter of 2012 and its additional employee, professional services expense, and new office rent.

Net Income (Loss). As a result of the factors described above, the loss of $(80,002) for the six months ended June 30, 2012 decreased to a net loss of $458 for the six months ended June 30, 2013.

Liquidity and Capital Resources

General. At June 30, 2013, we had cash and cash equivalents of $611,268. We have historically met our cash needs through shareholder loans, however, in 2013 we have generated enough revenue through our consulting services to cover our expenses, which are generally fees for professional services and general and administrative activities. Nonetheless, we believe that our cash balance is not yet sufficient to finance our cash requirements for expected operational activities, capital improvements, and repayment of debt through the next 12 months.

Our operating activities used cash of $148,704 for the six months ended June 30, 2013.  Operations used $88,424 for the six months ended June 30, 2012. With $315,000 in consulting fee income for the six months ended June 30, 2013, our operations are not being supported through loans from the majority shareholder.

$8,682 net cash was used in investing activities for the six months ended June 30, 2013 compared to using $2,954 for the six months ended June 30, 2012.

Financing activities provided $366,010 in the six months ended June 30, 2013, compared to generating $512,976 during the comparable period in 2012.

As of June 30, 2013, current liabilities exceeded current assets by $98,010.

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had consulting fee income of $315,000 and a net loss of $458 for the six months ended June 30, 2013 compared to revenue of $30,000 and net loss of $80,002 for the six months ended June 30, 2012. These factors indicate the Company is generating revenues; however, there is still substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in Internal Controls over Financial Reporting.

Quick Link to Table of Contents

We had no significant changes in our internal controls during the six months ended June 30, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the period ended June 30, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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
101*

Financial statements from the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the quarter ended June 30, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: September 19, 2013	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, and Chairman of the Board