Form 10-K/A
period 2012-12-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2013-10-08
CIK 1501489

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

(212) 729-4951
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

Quick Link to Table of Contents

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

RESTATEMENT EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-K for the year ended December 31, 2012 as originally filed with the Securities and Exchange Commission on March 29, 2013 is to correct errors in the Financial Statements.  We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other text discussing the financials resulting from the corrections of this error.

SUMMARY RESTATEMENT

AF Ocean Investment Management Company

Consolidated Financial Statement Items As Reported And Restated

As of and for the 12 months ended – December 31, 2012

Consolidated Balance Sheet	Reported	Adjustments	Restated

Current assets[1]	$85,554	$316,956	$402,510

Total Assets	$401,737	$316,956	$718,693

Due to related parties[2]	$62,217	$173,820	$236,037
Deferred revenue[3]	$0	$180,000	$180,000
Other comprehensive income[4]	$0	$0	$231
Accumulated deficit	$(674,061)	$(37,094)	$(711,154)
Total Liabilities and Stockholder’s Equity	$401,737	$316,726	$718,693

Consolidated Statement of Operations	Reported	Adjustments	Restated

Revenue	$135,000	$0	$135,000
General and administrative expenses[5]	$720,388	$37,001	$757,389
Interest income (expense)	$(2,357)	$2,608	$251
Other income	$7,902	$(72)	$7,830
Other expense	$19,364	$(139)	$19,225
Net income	$(607,884)	$(36,863)	$(644,747)

Consolidated Statement of Cash Flows	Reported	Adjustments	Restated

Net income (loss)	$(607,884)	$36,863	$644,747

Net cash used in operating activities	$(230,821)	$(175,775)	$(55,046)
Net cash provided by investing	$(206,041)	$(113,274)	$(319,315)
Net cash provided by financing activities	$498,824	$274,455	$773,279
Foreign currency translation	$0	$231	$231
Net change in cash and cash equivalents	$62,193	$336,956	$399,149
Cash and cash equivalent, end of period	$65,554	$336,956	$402,510

[1] Additional cash accounts were not included in previous December 31, 2012 filing.

[2] Amount due to shareholder loan increased by $173,820 for twelve months ended December 31, 2012.

[3] Adjustment reflects correcting recently discovered errors in the December 31, 2012 financial statements and adding cash from previously unreported cash accounts.

[4] The other comprehensive income was previously included in the Retained Earnings totals in the original filing and shown separately here for presentation purposes.

[5] This increase is due to previously undisclosed expenses.

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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	LOSS FROM OPERATIONS	TOTAL OTHER INCOME (EXPENSE)	NET INCOME (LOSS)	FOREIGN CURRENCY GAIN	COMPREHENSIVE INCOME
December 31, 2012	$(625,521)	$(19,225)	$(644,747)	$231	$(644,516)

December 31, 2011	$(17,318)	$37,846	$20,528	$-	$20,528

Liquidity and Capital Resources

As of December 31, 2012, we had cash and cash equivalents of $402,510.

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

Results of Operations for the years ended December 31, 2012 and 2011

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 2.0 Comparison of our Statement of Operations for the Years Ended December 31,

	2012		2011	%Change
Revenue:	$135,000		$-	$100%
General and administrative expense	$757,389		$17,318	$-4273%
Depreciation and amortization	$3,132	$		$100%
Loss from operations	$(625,521)		$(17,318)	$-3512%
Other income (expense):
Income (loss) from discontinued operations	$-		$37,864	$-100%
Amortization of debt discount	$(24,909)		$-	$-100%
Interest expense	$(2,397)		$-	$-100%
Interest income (expense)	$251		$(291)	$186%
Other	$7,830		$273	$2768%
Total other income (expense), net	$(19,225)		$37,846	$-144%
Net income (loss)	$(644,747)		$20,528	$-3241%
Foreign currency translation	$231	$		$100%
Comprehensive income	$(644,516)		$20,528	$3040%
Income (loss) per share: basic and diluted	$(0.13)		$0.01	-769%

Income (Loss) from Operations. For the year ended December 31, 2012, total revenue was $135,000 compared to $0 for the year ended December 31, 2011.  The total income (loss) from operations was ($625,521) for the year ended December 31, 2012 compared to ($19,225) for 2011. All revenue generated in the current year was directly attributable to the operations of the consulting business.   Nonetheless, the loss generated for the year was directly attributable to the start-up operations of the new business.  We began to generate revenue beginning in the second quarter of 2012, and anticipate this will increase in the coming year.

Operating Expenses. The increase in expenses is due to (1) the addition of two employees, travel expenses for investigating candidate Chinese companies, and professional services necessary for the new operations and (2) the acquisition of Endeavour (Shanghai) Business Services, Ltd, (the WFOE) and its additional employee, professional services expense, and new office rent.

Net Income (Loss). As a result of the factors described above, net income decreased from $20,528 for the year ended December 31, 2011 to ($644,747) for the year ended in 2012.

Liquidity and Capital Resources

General. At December 31, 2012, we had cash and cash equivalents of $402,510. We have met our cash needs through a combination of cash flows from consulting activities and through shareholder loans.  Our cash requirements are generally for professional services and general and administrative activities.  During this year, the majority shareholder also provided the cash for the WFOE acquisition.  We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $55,046 for the year ended December 31, 2012.  The principal elements of cash flow from operations for the year ended December 31, 2012 included a net loss of $644,747.  With only $135,000 in revenue for the year ended December 31, 2012, our operations are continuing to be supported through loans from the majority shareholder.

Our investing activities used cash of $319,315 for the year ended December 31, 2012.

Cash provided by our financing activities was $773,279 and $0 for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, current liabilities exceeded current assets by 90,818. Assets increased from $34,212 at December 31, 2011 to $718,693 at December 31, 2012, and liabilities increased from $8,290 at December 31, 2011 to $493,328 at December 31, 2012.

Table 3.0 Cash Flow Summary for the years ended December 31,

	2012	2011
Cash used in operating activities	$ (55,046)	$ (6,026)
Cash used in investing activities	(319,315)	-
Cash provided by financing activities	773,279	-
Foreign currency translation	231	-
Net changes to cash	$ 399,149	$ (6,026)

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had consulting revenue of $135,000 and  net loss of $644,747 for the year ended December 31, 2012 compared to  revenue of $0 and net income of $20,528 for the year ended December 31, 2011.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company has been highly dependent on shareholder loans to fund the operations.  However, during the first quarter of 2013, the Company has already received $180,000 in consulting revenue.  The Company’s continuation as a going concern is dependent upon its ability to bring in income from its consulting and its ability to continue receiving loans from its shareholders. No assurance can be given that the Company will be successful in these efforts.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2012.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer, as appropriate, to allow timely discussions regarding required disclosure due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this Amended Annual Report fairly present in all material respects, our financial condition, results of operations, and cash flows as of and for the year presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.  Based on this evaluation, our management concluded that as of December 31, 2012, we did not maintain effective internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with any policies and procedures may deteriorate. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. To the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. With proper funding we plan on remediating the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Auditor Attestation

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2012:

Table 6.0 Outstanding Equity Awards at December 31, 2012

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Andy Z. Fan	0	0	0	0	0	0	0	0	0
Diane J. Harrison	0	0	0	0	0	0	0	0	0

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Table 7.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z. Fan	0	200,000	0	0	0	0	200,000
Diane J. Harrison	0	5,000	0	0	0	0	5,000
Gary Macleod	9,000	7,200	0	0	0	0	16,200

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

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2012, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

(1)

Fees paid to a Chinese accounting firm for services rendered to Endeavour (Shanghai) Business Services Co., Ltd., in Shanghai, China,

(2)

Audit related fees for the Registration Statement on Form S-1.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of AF OCEAN INVESTMENT MANAGEMENT COMPANY are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets at December 31, 2012 and December 31, 2011

•

Consolidated Statements of Operations and Other Comprehensive Income for the years ended December 31, 2012 and December 31, 2011

•

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and December 31, 2011

•

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and December 31, 2011

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: October 7, 2013	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: October 7, 2013	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Director

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

CONSOLIDATED FINANCIAL STATEMENTS

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road, Suite.308 Clearwater, FL 33759 Toll free 855.334.0934 Fax: 800.581.1908

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

These financial statements have been restated as described in Note 12 to the Financial Statements

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

fka Drake & Klein CPAs

Clearwater, Florida

March 27, 2013 except for corrections mentioned in the Explanatory Note, as to which the date is October 2, 2013.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED BALANCE SHEETS

As of December 31, 2012 and 2011

		2012 (Audited and Restated)		2011 (Audited)
ASSETS
Current assets
Cash		$402,510		$3,361
Assets of discontinued operations		$-		$30,851
Total Current Assets		$402,510		$34,212

Other Assets
Property & equipment, net of depreciation of $3,132 and $0		$5,990		$-
Intangibles, net of amortization		$294,193		$-
Notes Receivable		$16,000		$-
Total other assets		$316,183		$-
Total Assets		$718,693		$34,212

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$200		$-
Note Payable-ICM, less discount of ($27,044)		$72,956		$-
Accrued expenses		$4,136		$-
Deferred revenue		$180,000		$-
Due to Related Parties		$236,036		$-
Liabilities of discontinued operations		$-		$8,290
Total current liabilities		$493,328		$8,290
Total Liabilities		$493,328		$8,290

Stockholders’ equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 7,327,720 shares and 3,238,078 shares plus 7,500 membership interests issued and outstanding.		$73,277		$32,381
Additional paid-in capital		$863,012		$34,027
Other comprehensive income		$231		$-
Accumulated deficit		$(711,155)		$(40,486)
Total stockholders’ equity		$225,365		$25,922
	$		$
Total liabilities and stockholders’ equity		$718,693		$34,212

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	2012 (Audited and Restated)	2011 (Audited)
Revenue	$135,000	$-

Expenses
Selling, general & administrative expenses	$757,389	$17,318
Depreciation & amortization	$3,132	$-
Total expenses	$760,521	$17,318

Loss from operations	$(625,521)	$(17,318)

Other income (expense)
Income from discontinued operations	$-	$37,864
Debt discount amortization	$(24,909)	$-
Interest expense	$(2,397)	$-
Interest income	$251	$(291)
Other	$7,830	$273
Total other income (expense), net	$(19,225)	$37,846

Net income (loss)	$(644,747)	$20,528
Foreign currency gain	$231	$-
Comprehensive income	$(644,516)	$20,528

Earnings (loss) per share - basic and dilutive	$(0.13)	$0.01
Weighted average shares	4,819,190	3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Audited)

			Additional Paid-In Capital	Accumulated Deficit		Total Stockholders’ Earnings
	Common Stock
	Shares	Par Value			Other Comprehensive Income
Balance, December 31, 2010	3,238,078	$32,381	$34,027	$(61,014)	$-	$5,394
Net income for 2011	-	$-	$-	$20,528	$-	$20,528
Balance, December 31,2011	3,238,078	$32,381	$34,027	$(40,486)	$-	$25,922
Removal of discontinued operations	-	$-	$-	$(25,922)	$-	$(25,922)
Stock for debt	2,186,213	$21,862	$415,380	$-	$-	$437,242
Stock for services	1,903,429	$19,034	$361,652	$-	$-	$380,686
Record debt discount	-	$-	$51,953	$-	$-	$51,953
Net loss	-	$-	$-	$(644,747)	$-	$(644,747)
Other comprehensive income – foreign currency	-	$-	$-	$-	$231	$231
Balance, December 31, 2012, as restated	7,327,720	$73,277	$863,012	$(711,155)	$231	$225,365

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

(Combined AF Ocean Investment Management Company and Endeavour (Shanghai) Business Services Co. Ltd.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2012 (Audited & Restated)	2011 (Audited)
Cash flows used in operating activities
Net income (loss)	$(644,747)	$20,528
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	3,132	-
Changes in operating assets and liabilities:
Amortization of debt discount	24,909	-
Stock given for services	380,686	-
Accounts payable	200	-
Accrued interest payable	2,397
Deferred revenue	180,000
Payroll liabilities	1,738	-
Assets and liabilities of discontinued operations	(3,361)	(26,554)
Total Adjustments	589,701	(26,554)
Net cash used in operating activities	(55,046)	(6,026)

Cash flows from investing activities
Advances on notes receivable	(16,000)	-
Purchase of property and equipment	(3,589)	-
Endeavour (Shanghai)-subsidiary	(299,726)	-
Net cash used in investing activities	(319,315)	-

Cash flows from financing activities
Proceeds from notes payable	100,000	-
Due to related parties	236,037	-
Sale of common stock	437,242	-
Net cash (used in) provided by financing activities	773,279

Foreign currency translation	231	-

Net increase (decrease) in cash	399,149	(6,026)

Cash at beginning of year	3,361	9,387
Cash at end of year	$402,510	$3,361

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$291
Taxes	$-	$-

Non-cash disclosures
Purchase of subsidiary
Cash acquired	$274
Property and equipment	5,533
Intangible assets	294,193
Cash paid	(200,000)
Note payable	$(100,000)
	$-
Debt discount added to additional paid in capital	$51,953

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

Basis of Presentation and Use of Estimates.

The accompanying consolidated financial statements of AF Ocean at December 31, 2012 and 2011 for the years ended December 31, 2012 and 2011, respectively, are audited.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the financial statements of its WFOE into the consolidated corporate statements on the Balance Sheet with an Exchange rate adjustment of $231.  The effect of the foreign currency translation is recorded in comprehensive income.  The relative value of the Chinese RMB to the U.S. Dollar remained relatively constant during the year ended 2012 ranging from 6.388 to 6.222 RMB to the dollar.

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

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

Advertising.  The costs of advertising are expensed as incurred.  Advertising expense was $1,944 for the year ended December 31, 2012.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of December 31, 2012, there were approximately 150,000 share equivalents, resulting from the issuance of a convertible note.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

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

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company discontinued its restaurant operations in 2011 and continuing to evaluate its new direction (see Note 7).  The Company had $135,000  in income for the year ended December 31, 2012 from consulting services.  For the year ended December 31, 2012, the Company sustained net losses of  ($644,747) and used cash in operating activities of ($55,046).  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the majority shareholder advanced the Company $673,278, of which $437,242 has been converted to 2,186,212 shares of common stock (a conversion price of $0.20 per share).  The remaining $236,036 is treated as a loan from the majority shareholder, although no repayment terms have been established.  In addition, the Company issued 1,032,200 shares to its directors for services

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

rendered and a signing bonus. (the stock was valued at $0.20 per share)

The deferred revenue for the period ending December 31, 2012 was subsequently recognized to the income received on March 25, 2013 for $65,000 and the income received on April 15, 2013 for $135,000.

NOTE 5.

INCOME TAX

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2012 the Company’s tax years for 2009, 2010 and 2011 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2011, the Company is no longer subject to U.S. federal and state examinations by tax authorities for years before 2008.

The Company’s actual tax rate varies from the statutory rate (federal and state) due to utilization of full valuation allowances.  As of June 30, 2013, the Company notes that ASC 740-10 has had no material changes.

NOTE 6.

NOTE PAYABLE

On July 6, 2012 AF Ocean signed a convertible promissory Note to Island Capital Management, in the amount of $100,000, with stated interest of 5% and a one year maturity date of July 6, 2013, convertible into 150,000 shares of stock.  The accrued interest on the note is recorded in accrued expenses.  The debt discount associated with the conversion to stock at a stated rate was $51,953 and amortized for the portion of the year from July 6, 2012 to December 31, 2012 and is amortized down to $27,044 at year end with amortization expense of $24,909.

NOTE 7.

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

NOTE 8.

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

NOTE 9.

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

Schedule of Segment Reporting Information by Segment

Endeavour (Shanghai) Business Services Co., Ltd. Segment	December 31, 2012
Net income, (net loss)	$(106,682)
Total Assets	$325,642

NOTE 10.

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

NOTE 11.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 2, 2013, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

On January 3, 2013, the Company entered into consulting agreements with three (3) Chinese companies, and on January 23, 2013, each company paid $45,000 for the first installment of their contract.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

NOTE 12

RESTATEMENT

Early 2012, the Chairman of the Board added and used three (3) bank accounts that were not disclosed prior to the company filing its original report on Form 10-K for the year ended December 31, 2012.  Once we discovered the omission, we immediately determined that we would have to amend the financial statements. The table below identifies the line items that were affected:

	December 31, 2012 Originally Filed	Adjustments	December 31, 2012 Restated
Consolidated Balance Sheet
Current assets[1]	$85,554	$316,956	$402,510

Total Assets	$401,737	$316,956	$718,693

Due to related parties[2]	$62,217	$173,820	$236,037
Deferred revenue[3]	$0	$180,000	$180,000
Other comprehensive income[4]	$0	$0	$231
Accumulated deficit	$(674,061)	$(37,094)	$(711,154)
Total Liabilities and Stockholder’s Equity	$401,737	$316,726	$718,693

Consolidated Statement of Operations
Revenue	$135,000	$0	$135,000
General and administrative expenses[5]	$720,388	$37,001	$757,389
Interest income (expense)	$(2,357)	$2,608	$251
Other income	$7,902	$(72)	$7,830
Other expense	$19,364	$(139)	$19,225
Net income	$(607,884)	$(36,863)	$(644,747)

Consolidated Statement of Cash Flows
Net income (loss)	$(607,884)	$36,863	$644,747

Net cash used in operating activities	$(230,821)	$(175,775)	$(55,046)
Net cash provided by investing	$(206,041)	$(113,274)	$(319,315)
Net cash provided by financing activities	$498,824	$274,455	$773,279
Foreign currency translation	$0	$231	$231
Net change in cash and cash equivalents	$62,193	$336,956	$399,149
Cash and cash equivalent, end of period	$65,554	$336,956	$402,510

[1] Additional cash accounts were not included in previous December 31, 2012 filing.

[2] Amount due to shareholder loan increased by $173,820 for twelve months ended December 31, 2012.

[3] Adjustment reflects correcting recently discovered errors in the December 31, 2012 financial statements and adding cash from previously unreported cash accounts.

[4] The other comprehensive income was previously included in the Retained Earnings totals in the original filing and shown separately here for presentation purposes.

[5] This increase is due to previously undisclosed expenses.