Form 10-Q/A
period 2012-09-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2013-10-10
CIK 1501489

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other information

Item 6.  Exhibits

Signatures

EXPLANATORY NOTE

The purpose of this 3rd amendment to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities Exchange Commission on September 16, 2013 (the “Form 10-Q”), is to furnish Exhibit 101 – Interactive Data File (“XBRL Exhibit”) in accordance with Rule 405 of Regulation S-T.  For the convenience of the reader, this amendment includes those items in our original filing.  This Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date.

RESTATEMENT EXPLANATORY NOTE

The purpose of Amendment No. 2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 as originally filed with the Securities and Exchange Commission on November 15, 2012 is to correct errors in the Financial Statements.  We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other text discussing the financials resulting from the corrections of this error.

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