Form 10-Q/A
period 2013-03-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2013-10-15
CIK 1501489

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other information

Item 6.  Exhibits

Signatures

RESTATEMENT EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 as originally filed with the Securities and Exchange Commission on May 15, 2012 is to correct errors in the Financial Statements.  We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other text discussing the financials resulting from the corrections of this error.

Quick Link to Table of Contents

SUMMARY RESTATEMENT

AF Ocean Investment Management Company

Consolidated Financial Statement Items As Reported And Restated

As of and for the 3 months ended – March 31, 2013

	Reported	Adjustments	Restated
Balance Sheet
Current assets[1]	$87,418	$272,028	$359,446

Total Assets	$437,984	$272,028	$710,012

Due to related parties[2]	$62,217	$173,819	$236,036
Deferred revenue	$-	$135,000	$135,000
Foreign currency translation	$-	$231	$231
Accumulated deficit	$(653,750)	$(37,022)	$(690,772)
Total Liabilities and Stockholder’s (Deficit) Equity	$437,984	$272,028	$710,012
	Reported	Adjustments	Restated
Statement of Cash Flows
Net income (loss)	$20,311	$72	$20,383

Net cash used in operating activities	$24,100	$(64,928)	$(40,828)
Net cash provided by investing	$(2,236)	$-	$(2,236)
Net cash provided by financing activities	$-	$-	$-
Net change in cash and cash equivalents	$21,864	$(64,928)	$(43,064)
Cash and cash equivalent, end of period	$87,418	$272,028	$359,446
[1] Additional cash accounts were not included in previous 3 months filings. [2] Amount due to shareholder loan increased by $173,819 for three months ended March 31, 2013.

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

As of March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

	March 31, 2013 (Unaudited and Restated)	December 31, 2012 (Audited)
ASSETS
Current assets
Cash	$359,446	$402,510
Prepaid Expenses	$29,000	$-
Total Current Assets	$388,446	$402,510

Other Assets
Property & equipment, net of depreciation of $3,985 and $3,132	$7,373	$5,990
Intangibles	$294,193	$294,193
Notes Receivable	$20,000	$16,000
Total other assets	$321,566	$316,183
Total Assets	$710,012	$718,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$200
Note Payable-ICM, less discount of ($14,056) & (27,044)	$85,944	$72,956
Accrued expenses	$7,284	$4,136
Deferred revenue	$135,000	$180,000
Due to Related Parties	$236,036	$236,036
Total current liabilities	$464,264	$493,328
Total Liabilities	$464,264	$493,328

Stockholders’ equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 7,327,720 shares issued and outstanding	$73,277	$73,277
Additional paid-in capital	$863,012	$863,012
Foreign currency translation	$231	$231
Accumulated deficit	$(690,772)	$(711,155)
Total stockholders’ equity	$245,748	$225,365

Total liabilities and stockholders’ equity	$710,012	$718,693

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three months ended March 31,
	2013 (Unaudited and Restated)	2012 (Unaudited)

Revenue
Consulting fee income	$180,000	$-
Total income	$180,000	$-

Costs and Expenses
General and administrative	$62,362	$41,824
Payroll	$32,706	$-
Professional fees	$50,403	$-
Total expenses	$145,471	$41,824

Loss from operations	$34,529	$(41,824)

Other income (expense)
Interest income	$92	$-
Other (expense)	$(14,238)	$-
Total other income (expense), net	$(14,146)	$-

Net income (loss)	$20,383	$(41,824)
Comprehensive income	$20,383	$(41,824)

Earnings (Loss) per share - basic and dilutive	$0.00	$(0.01)
Weighted average shares	7,327,720	3,238,078

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31
	2013 (Unaudited and Restated)	2012 (Unaudited)
Operating activities
Net income, (net loss)	$20,383	$(41,824)
Adjustments to reconcile net income, (net loss) to net cash
provided by (used in) operating activities:
Depreciation	853	-
Amortization of discount on note payable	12,988	-
Changes in operating assets and liabilities:

Prepaid and other current assets	(29,000)	-
Notes receivable	(4,000)	-
Accounts payable	(200)	2,013
Accrued expenses	3,148	-
Deferred revenue	(45,000)	-
Assets and liabilities of discontinued operations	-	(3,361)
Net cash provided by (used in) operating activities	(40,828)	(43,172)

Investing activities
Purchase of property and equipment	(2,236)	-
Net cash used in investing activities	(2,236)	-

Financing activities
Loans from shareholder	-	87,976
Net cash provided by financing activities	-	87,976

Foreign currency translation	-	-

Net increase (decrease) in cash and cash equivalents	(43,064)	44,804

Cash and cash equivalents, beginning of period	402,510	3,361

Cash and cash equivalents, end of period	359,446	48,165

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013 (Unaudited and Restated)

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

On July 6, 2012, the Company completed the acquisition of Endeavour (Shanghai) Business Services Co., Ltd., a wholly foreign-owned enterprise (“WFOE” or “Endeavour (Shanghai)”) in Shanghai.  Pursuant to the terms of the Equity and Capital Contribution Transfer Agreement, which was executed on May 4, 2012, the Company acquired all of the interest in Endeavour (Shanghai) from Island Capital Management, LLC, a Florida limited liability company, in exchange for $200,000 plus a $100,000 Promissory Note convertible into 150,000 shares of the common stock of AF Ocean.  The acquisition was approved by Shanghai Government; accordingly, a Certificate of Approval and a Business License were issued to AF Ocean.  AF Ocean Chairman & President Andy Fan was in Shanghai to witness and celebrate the smooth transfer. Following the consummation of the transaction, Endeavour (Shanghai) Business Services Co., Ltd. became a wholly-owned subsidiary of AF Ocean in China which we believe furthers the Company’s mission of increasing cooperation between Chinese and U.S. companies.  In the first quarter of 2013, the WFOE’s name was changed to AF Ocean Investment Consultancy Company.

President Fan personally contributed the $200,000 lump sum payment on behalf of the Company and on July 9, 2012, in exchange for cancelling the $200,000 debt, the Company issued 1,000,000 shares of stock to Mr. Fan (a stock value of $0.20 per share).

NOTE 2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.   The financial statements include the accounts and activity of AF Ocean Investment Management Company and its wholly owned subsidiary, AF Ocean Investment Consultancy Company as of July 6, 2012, the date of acquisition.  All intercompany balances and activity have been eliminated.

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

Quick Link to Table of Contents

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the financial statements of its WFOE into the consolidated corporate statements on the Balance Sheet with an Exchange rate adjustment of ($231) at December 31, 2012.  The effect of the foreign currency translation, if any, was recorded in comprehensive income.  The relative value of the Chinese CNY to the U.S. Dollar remained relatively constant during the three months ended March 31, 2013 ranging from 6.215 to 6.25 Dollar to the CNY; no adjustment for translation was made during the current period.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.   There was no share-based compensation paid in the three months ended March 31, 2013 and 2012.

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

Earnings per Share.  In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  At March 31, 2013 and 2012 dilutive earnings per share were not calculated as the effect is anti-dilutive.

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

Quick Link to Table of Contents

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

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had $180,000 in revenue for the three months ended March 31, 2013 from consulting services.  During that same period, the Company had a net income of $20,383 and used cash in operating activities of ($40,828).  These factors indicate the Company is generating revenue; however, there is still substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.

RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013, there were no related party transactions.

During the year ended December 31, 2012, the majority shareholder advanced the Company $673,278, of which $437,242 was converted to 2,186,212shares of common stock (a conversion price of $0.20 per share).  The remaining $236,036 is treated as a loan from the majority shareholder, although no repayment terms have been established.  In addition, the Company issued 1,032,200 shares to its directors for services rendered and a signing bonus. (the stock was valued at $0.20 per share).

NOTE 5

NOTE PAYABLE

On July 6, 2012 AF Ocean signed a convertible promissory Note to Island Capital Management, in the amount of $100,000, with stated interest of 5% and a one year maturity date of July 6, 2013, convertible into 150,000 shares of stock. The accrued interest on the note is recorded in accrued expenses.  The debt discount associated with the conversion to stock at a stated rate was $51,593 and has been amortized from July 6, 2012 to March 31, 2013. The balance of the discount at March 31, 2013 is $14,056.  Amortization expense of $12,988 was recorded for the three months ended March 31, 2013.

NOTE 6.

STOCKHOLDERS’ EQUITY

On August 27, 2012, the Board of Directors proposed and the stockholders approved amending the articles of incorporation to increase the authorized shares from 500,000,000 shares of common stock to 5,000,000,000 shares of common stock.  The amendment also allowed for one class of blank check preferred stock to be issued at the discretion of the board of Directors.

No preferred or common stock was issued for the three months ended March 31, 2013 and 2012.

NOTE 7.

COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company rents office space in New York, New York and in Sarasota, Florida.  The terms for each location are month to month and started on March 1, 2012. The monthly rent is $200 and $300, respectively.

NOTE 8.

SEGMENT REPORTING

In the third quarter of 2012, we acquired one operating segment, AF Ocean Investment Consultancy Company, (“AFOIC”) formerly known as Endeavour (Shanghai) Business Services Co., Ltd., in Shanghai, China, which we intend to develop as a provider of business services to Chinese individuals who have investments in U.S. companies.  There was no revenue during the year ending December 31, 2012, due primarily to the change in ownership.  The following are the expenses attributed to AFOIC for the three months ended March 31, 2013.  At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be

Quick Link to Table of Contents

useful to readers of the financial statements.

Schedule of Segment Reporting Information by Segment

AF Ocean Investment Management (Shanghai) Co., Ltd. Segment	March 31, 2013	December 31, 2012
Segment net income, (net loss)	$84,932	$(106,682)
Segment total assets	$309,753	$325,642

NOTE 9.

ACQUISITION OF SUBSIDIARY

On July 6, 2012, the Company acquired 100% of the membership interest in AFOIC for cash and stock.  The assets acquired were as follows:

Schedule of Assets Acquired

Assets Acquired	July 6, 2012
Cash acquired	$274
Property and equipment	$5,533
Intangible assets	$294,193
Cash paid	$(200,000)
Note payable to seller	$(100,000)

The pro-forma results of the combined entity as if the acquisition occurred on January 1, 2012 are as follows:

Pro Forma Results Assuming a January 1, 2012 acquisition

Profit Loss	March 31, 2012
Revenues	$-
Net loss	$(63,174)

NOTE 10.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through October 4th, 2013, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

NOTE 11.

RESTATEMENT

The Chairman of the Board added three (3) bank accounts to the balance sheet that were not disclosed with the internet banking access.  The accounts were not discovered by our Chief Financial Officer prior to the original filing for the quarter ended March 31, 2013.  Once we discovered the omission, we immediately determined that we would have to amend the financial statements.

Restated	As Originally Filed	As Restated	Net Effect
Net Loss from Operations	$50,311	$34,529	$15,782
Other income (expenses)	$(30,000)	$(14,146)	$(15,854)
Net income (loss)	$20,311	$20,383	$72

Basic and Diluted Net Earnings Per Share	0.00	0.00	0.00

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

The Company has adopted the provisions of  FASB ASC Topic 740, Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. This interpretation also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted ASC 740 effective January 1, 2007.  As a result of the implementation of ASC 740, the Company recognized no increase in the liability for unrecognized tax benefits.

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

Results of Operations

The following table provides a summary of the results of operations for the three month period ended March 31, 2013 and 2012 as well as our last two full fiscal years.

Summary of Results of Operations

PERIOD	(LOSS) INCOME FROM OPERATIONS	TOTAL OTHER INCOME (EXPENSE)	NET INCOME (LOSS)
March 31, 2013	$34,529	$(14,146)	$20,383
March 31, 2012	$(41,824)	$0	$(41,824)
December 31, 2012	$(625,522)	$(19,225)	$(644,747)
December 31, 2011	$(17,318)	$37,846	$20,528

Liquidity and Capital Resources

As of March 31, 2013, we had cash and cash equivalents of $359,446.

Quick Link to Table of Contents

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

Results of Operations for the three months ended March 31, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Statement of Operations for the Three Months Ended March 31,

	2013	2012	%Change
Revenues:	$180,000	$-	100%
Expenses:	$145,471	$41,824	248%
Income (loss) from operations	$34,529	$(41,824)	183%
Other (expense)	$(14,238)	$0	-100%
Interest income	$92	$0	100%
Net income (loss)	$20,383	$(41,824)	149%
Income (loss) per share: basic and diluted	$0.00	$(0.01)

Revenues. For the three months ended March 31, 2013, we recognized $180,000 in revenue from our business consulting services in China.  In the first quarter of 2012, we were still transitioning into the new direction of the Company from the pizza operations and thus had no revenue.

Income (Loss). For the three months ended March 31, 2013, total income (loss) from operations was $34,529 compared to ($41,824) for the three months ended March 31, 2012. The income generated in the current period was directly attributable to $180,000 revenue from the new direction of the company.

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

Net Income (Loss). As a result of the factors described above, net income increased from a net loss of $41,824 for the three months ended March 31, 2012 to a net income of $20,383 for the three months ended March 31, 2013.

Liquidity and Capital Resources

General. At March 31, 2013, we had cash and cash equivalents of $359,446. We have historically met our cash needs through shareholder loans, however, since 2012; we have generated enough revenue through our consulting services to cover our expenses, which are generally fees for professional services and general and administrative activities. Nonetheless, we believe that our cash balance is not yet sufficient to finance our cash requirements for expected operational activities, capital improvements, and repayment of debt through the next 12 months.

Our operating activities used cash of $40,828 for the three months ended March 31, 2013.  Operations used cash of $43,172 for the three months ended March 31, 2012. With $180,000 in revenue for the three months ended March 31, 2013, our operations are not being supported through loans from the majority shareholder.

Our investing activities used cash of $2,236 during the three months ended March 31, 2013, compared to no cash provided or used during the comparable period in 2012.

We had no cash provided by (used in) our financing activities in the three months ended March 31, 2013, compared to $87,976 during the comparable period in 2012.

As of March 31, 2013, our current liabilities exceed our current assets.

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had revenue of $180,000 and net income of only $20,383 for the three months ended March 31, 2013 compared to revenue of $0 and net loss of ($41,824) for the three months ended March 31, 2012. These factors indicate the Company is generating revenue; however, there is still substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

ITEM 4.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule

13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective.

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: October 15, 2013	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, and Chairman of the Board