Form 10-Q
period 2013-09-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2013-11-14
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013

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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer’s classes of common stock as of November 12, 2013:  92,105,466

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

Item 4.  Controls and Procedures

Part II – Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Mine Safety Disclosures

Item 5.  Other information

Item 6.  Exhibits

Signatures

Quick Link to Table of Contents

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

As of September 30, 2013 (Unaudited) and December 31, 2012 (Audited)

	September 30, 2013 (unaudited)	December 31, 2012
ASSETS
Current assets
Cash	$747,111	$402,510
Total Current Assets	$747,111	$402,510

Other Assets
Property & equipment, net of accumulated depreciation of $5,958 and $3,132, respectively	$6,917	$5,990
Intangibles	$294,193	$294,193
Notes Receivable	$22,000	$16,000
Total other assets	$323,110	$316,183
Total Assets	$1,070,221	$718,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$-	$200
Accrued expenses	$6,147	$4,136
Note payable-ICM, less discount of ($0) and ($27,044), respectively	$100,000	$72,956
Deferred revenue	-	180,000
Other Related Party	$200	$236,036
Total current liabilities	$106,347	$493,328

Stockholders’ equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 92,105,466 and 7,327,720 shares issued and outstanding, respectively	$921,055	$73,277
Subscription receivable	$(74,094)	$-
Additional paid-in capital	$863,012	$863,012
Other comprehensive income	$419	231
Accumulated deficit	$(746,518)	$(711,155)
Total stockholders’ equity	$963,874	$225,365

Total liabilities and stockholders’ equity	$1,070,221	$718,693

See accompanying notes to the unaudited consolidated financial statements.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Revenue
Consulting fee income	$450,000	$90,000	$135,000	$60,000
Total income	$450,000	$90,000	$35,000	$60,000

Costs and Expenses
General and administrative	$178,582	$319,183	$63,903	$297,364
Payroll	$111,396	$42,479	$41,939	$26,707
Professional fees	$181,646	$94,825	$63,140	$22,414
Total costs and expenses	$471,624	$456,487	$168,981	$346,485

Operating income (loss)	$(21,624)	$(366,487)	$(33,981)	$(286,485)

Other income (expense)
Other income	$12,984	$-	$-	$-
Interest income	$320	$142	$143	$142
Debt discount amortization (expense)	$(27,044)	$(12,454)	$(1,068)	$(12,454)
Total other income (expense)	$(13,740)	$(12,312)	$(925)	$(12,312)

Loss before income taxes	$(35,364)	$(378,799)	$(34,907)	$(298,797)

Income tax provision	-	-	-	-

Net loss	$(35,364)	$(378,799)	$(34,907)	$(298,797)
Foreign currency gain	$188	$-	$55	$-
Comprehensive loss	$(35,176)	$(378,799)	$(34,852)	$(298,797)
Earnings per share - basic and dilutive	$(0.00)	$(0.10)	$(0.00)	$(0.06)
Weighted average shares	31,164,968	3,851,098	78,062,163	5,015,972

See accompanying notes to the unaudited consolidated financial statements.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine months ended September 30
	2013	2012
Operating activities
Net income, (net loss)	$(35,364)	$(378,799)
Adjustments to reconcile net income, (net loss) to net cash
provided by (used in) operating activities:
Depreciation	2,825	1,329
Amortization of debt discount	27,044	12,454
Stock given for services	-	212,200
Accounts payable	(200)	15,084
Accrued expenses	2,011	1,739
Deferred revenue	(180,000)	-
Assets and liabilities of discontinued operations	-	(3,361)
Total adjustments	(148,320)	239,445
Net cash used in operating activities	$(183,683)	$(139,354)

Investing activities
Note receivable advances	(6,000)	(16,000)
Purchase of property and equipment	(3,752)	(4,207)
Purchase of subsidiary	-	(299,726)
Net cash used in investing activities	$(9,752)	$(319,933)

Financing activities
Payments from (to) related party	(58,990)	426,224
Proceeds from notes payable	-	100,000
Issuance of common stock	596,838	-
Proceeds from equity sales	-	437,242
Net cash provided by financing activities	$537,848	$963,466

Foreign currency translation	188	-

Net (decrease) increase in cash and cash equivalents	344,601	504,179

Cash and cash equivalents, beginning of period	402,510	3,361

Cash and cash equivalents, end of period	747,111	507,540

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-

NON-CASH DISCLOSURES
Non-cash financing activities
Common stock receivable	$74,094	$-
Shareholder loans converted into common stock	$177,046	$-
Purchase of subsidiary	$-	$-
Cash acquired	-	274
Property and equipment	-	5,533
Intangible assets	-	294,193
Cash paid	-	(200,000
Note payable	$-	$(100,000)

Debt discount included in additional paid in capital	$-	$51,953

See accompanying notes to the unaudited consolidated financial statements.

Quick Link to Table of Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

NOTE 1.

BACKGROUND

AF Ocean Investment Management Company, formerly known as Dinello Restaurant Ventures, Inc., was incorporated under the laws of the State of Florida on April 2, 2003.  AF Ocean Investment Management Company (together with its subsidiaries, hereinafter collectively referred to as the “Company”, “AF Ocean” or “we”) promotes business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  The mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.

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

Basis of Presentation and Use of Estimates.

The accompanying consolidated financial statements of AF Ocean at September 30, 2013 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim period. The unaudited consolidated interim financial statements included herein should be read in conjunction with the December 31, 2012 audit of consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/Amendment 1 for the year ended December 31, 2012.  The Company’s quarterly results are subject to fluctuation and, thus, the operating results for any quarter are not necessarily indicative of results to be expected for any future fiscal period.

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

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over

Quick Link to Table of Contents

estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at September 30, 2013.

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the financial statements of its WFOE into the consolidated corporate statements on the Balance Sheet with an Exchange rate adjustment.  There was a foreign currency translation adjustment in the amount of $189 for the nine months ended September 30, 2013.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.   There was no share-based compensation paid in the three and nine months ended September 30, 2013 and 2012.

Quick Link to Table of Contents

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

Earnings per Share.  In accordance with ASC 260-10, “Earnings Per Share”, basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  At September 30, 2013 and 2012 dilutive earnings per share were not calculated as the effect is anti-dilutive.

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

Recent Accounting Pronouncements.  The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2013 through the date these financial statements were issued.

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company discontinued its restaurant operations in 2011 and is continuing to evaluate its new direction.  The Company had $450,000  in consulting fee income for the nine months ended September 30, 2013.  During that same period, the Company had net loss of $35,364. These factors indicate the Company is generating revenues; however, there is still substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Quick Link to Table of Contents

NOTE 4.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, the majority shareholder advanced $673,281 to the Company. Of this amount $437,244 was converted to shares of stock during 2012. For the nine months ended September 30, 2013, the shareholder was repaid $58,992. There is currently a balance due from the majority shareholder in the amount of $74,094 at September 30, 2013.  On July 9, 2013, the Company issued 28,000,000 shares of stock to the majority shareholder for a promise to pay $280,000 pursuant to an executed subscription agreement.  As of September 30, 2013, only $205,906 has been received. The balance of $74,094 is recorded as a subscription receivable on the balance sheet.  The Company anticipates the balance due will be received during the fourth quarter of 2013.

NOTE 5

NOTE PAYABLE

On July 6, 2012, AF Ocean signed a promissory note to Island Capital Management, in the amount of $100,000, with stated interest of 5% and a one year maturity date of July 6, 2013.  The accrued interest on the note is recorded as an expense.  The debt discount associated with the conversion to stock at a stated rate was $51,953. It has been fully amortized from July 6, 2012for the term of the original note. The balance of the discount at September 30, 2013 is $0. On August 6, 2013 the Company and Island Capital Management executed an amendment to the convertible promissory note extending the due date to January 6, 2014.

NOTE 6.

STOCKHOLDERS’ EQUITY

As of September 30, 2013 and December 31, 2012, the Company had 92,105,466 and 7,327,720 shares of common stock issued and outstanding, respectively.

Stock issuance / cancellation during the third fiscal quarter ended September 30, 201, were as follows:

Dates shares issued	Shares Issued To/For	Amount/Stock Value	Shares Issued	Price Per Share
7/9/13	Shareholder for subscription	$280,000	28,000,000	$.01 Per Share
7/9/13	Acquisition of Hong Kong company (Note 9)	$500,000	50,000,000	$.01 Per Share
9/9/13	Shareholder purchase cancelled	$(200)	(20,000)	$.01 Per Share
9/25/13	Shareholder loans converted to equity	$67,977	6,797,746	$.01 Per Share
	Total	$847,777	84,777,746

The Company has no options or warrants issued or outstanding.

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

Quick Link to Table of Contents

NOTE 8.

SEGMENT REPORTING

In the third quarter of 2012, we acquired one operating segment, AF Ocean Investment Management (Shanghai) Co., Ltd., in Shanghai, China, which we intend to develop as a provider of business services to Chinese individuals who have investments in U.S. companies.  There was no revenue during the nine months ended September 30, 2012, due primarily to the change in ownership.

In the third quarter of 2013, we acquired another operating segment, Andy Ocean Investment Management Limited, in Hong Kong. Andy Ocean (Hong Kong) has never generated any revenue, but the Company acquired $500,000 in cash assets.

The following are the expenses attributed to AF Ocean (Shanghai) and Andy Ocean (Hong Kong) for the nine months ended September 30, 2013. At this time, neither operating segment meets any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the financial statements.

Schedule of Segment Reporting Information by Segment

	September 30, 2013	December 31, 2012
AF Ocean Investment Management (Shanghai) Co., Ltd. Segment:
Net income (net loss)	$33,341	$(106,682)
Total Assets	$307,355	$325,642
Andy Ocean Investment Management Limited, Segment:
Net income	$0	$0
Total Assets	$0	$500,000

NOTE 9.

ACQUISITION OF SUBSIDIARY

On July 9, 2013, the Company acquired 100% of the membership interest in Andy Ocean Investment Management Limited for stock. The pro-forma results of the combined entity as if the acquisition occurred on January 1, 2013 are as follows:

Pro Forma Results Assuming a January 1, 2013 acquisition

Profit Loss	September 30, 2013
Revenues	$450,000
Net loss	$(46,625)

NOTE 10.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through November 13, 2013, the date the financial statements were available to be issued.   Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

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

Employees

As of September 30, 2013, there were five (5) full time employees (two (2) in Shanghai, China, and three (3) in Florida).  This does not include the one (1) officer and director who manages the corporation.

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

Results of Operations

The following table provides a summary of the results of operations for the periods ended September 30, 2013 and 2012 and for the last two full fiscal years.

Summary of Results of Operations

PERIOD	INCOME (LOSS) FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
Nine months ended September 30, 2013	$(21,624)	$(13,741)	$(35,364)
Nine months ended September 30, 2012	$(366,487)	$(12,312)	$(378,799)
December 31, 2012	$(627,917)	$(16,829)	$(644,746)
December 31, 2011	$(17,318)	$37,846	$20,528

Liquidity and Capital Resources

As of September 30, 2013, we had cash and cash equivalents of $747,111.

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

Results of Operations for the nine and three months ended September 30, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Quick Link to Table of Contents

Table 3.0 Comparison of our Consolidated Statement of Operations for the Nine and Three Months Ended September 30, 2013 and 2012

Nine months ended September 30, 2013 and 2012	2013	2012	Change	%Change
Revenues:	$450,000	$90,000	360,000	400%
Expenses:	471,624	456,487	15,137	3%
Income (loss) from operations	(21,624)	(366,487)	344,863	94%
Other income	13,304	142	13,162	9269%
Other (expense)	(27,044)	(12,454)	(14,590)	-117%
Net income (loss)	$(35,364)	$(378,799)	343,435	91%
Income (loss) per share: basic and diluted	$(0.00)	$(0.10)

Three months ended September 30, 2013 and 2012	2013	2012	Change	%Change
Revenues:	$135,000	$60,000	75,000	125%
Expenses:	168,981	346,485	(177,504)	51%
Income (loss) from operations	(33,981)	(286,485)	252,504	88%
Other income (expense)	143	142	1	0%
Interest income (expense)	(1,068)	(12,454)	11,386	91%
Net income (loss)	$(34,907)	$(298,797)	263,890	88%
Income (loss) per share: basic and diluted	$(0.00)	$(0.06)

Income (Loss). For the nine and three months ended September 30, 2013, total income (loss) from operations was ($21,624) and $(33,981), respectively, compared to ($366,487) and ($286,485) for the nine and three months ended September 30, 2012, respectively. The income generated in the current period was directly attributable to $450,000 in revenue from the new direction of the company.

Operating Expenses. The increase in expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is due primarily to the addition of three employees, travel expenses for investigating candidate Chinese companies, and professional services necessary for the operations.

Net Income (Loss). As a result of the increase in income, we suffered a loss of only ($35,364) for the nine months ended September 30, 2013 compared to the loss of (378,799) for the nine months ended September 30, 2012.

Liquidity and Capital Resources

General. At September 30, 2013, we had cash and cash equivalents of $747,111. We have historically met our cash needs through shareholder loans, however, in 2013 we have generated enough revenue through our consulting services to cover our expenses, which are generally fees for professional services and general and administrative activities. Nonetheless, we believe that our cash balance is not yet sufficient to finance our cash requirements for expected operational activities, capital improvements, and repayment of debt through the next 12 months.

Our operating activities used cash of $183,483 for the nine months ended September 30, 2013 versus $139,354 for the nine months ended September 30, 2012. With a net loss of ($35,363) for the nine months ended September 30, 2013, our operations are still supported by loans from the majority shareholder or equity purchases.

Net cash of $9,752 was used in investing activities for the nine months ended September 30, 2013 compared to $319,933 used in the nine months ended September 30, 2012.  This was due primarily to the purchase of our Shanghai subsidiary.

Financing activities provided $537,648 in the nine months ended September 30, 2013, compared to $963,466 during the comparable period in 2012, which was due primarily to payments from our majority shareholder.

As of September 30, 2013, assets exceed our liabilities by $963,874.

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had consulting fee income of $450,000 and a net loss of ($35,364) for the nine months ended September 30, 2013 compared to revenue of $90,000 and net loss of ($378,799) for the nine months ended September 30, 2012. These factors indicate the Company is generating revenues; however, there is still substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company is highly dependent on its ability to obtain clients and investment capital from future funding opportunities to fund the current and planned operating levels.  The Company’s continuation as a going concern is dependent upon its ability to bring in income generating activities and its ability to continue receiving investment capital from future funding opportunities. No assurance can be given that the Company will be successful in these efforts.

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

Changes in Internal Controls over Financial Reporting.

Quick Link to Table of Contents

We had no significant changes in our internal controls during the nine months ended September 30, 2013.  Management concluded that there has been no change in our internal control over financial reporting during the period ended September 30, 2013, that has materially affected or is reasonably likely to affect our internal control over financial reporting.

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
101*

Financial statements from the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the quarter ended September 30, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: November 13, 2013	/s/ ANDY Z. FAN
Andy Z. Fan
President, Chief Executive Officer, and Chairman of the Board