Form 10-K
period 2013-12-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2014-04-04
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2013

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

Yes  ☐  No  ☑

As of June 30, 2013, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,737,710 based upon the closing price of the Common Stock of the registrant on the OTC Bulletin Board system of $1.30.  For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

The number of shares outstanding of each of the issuer’s classes of common equity as of March 31, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	92,105,466

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

Quick Link to Table of Contents

PART I

ITEM 1—BUSINESS

Business Development

AF Ocean Investment Management Company (“AF Ocean”) was incorporated on April 2, 2003 under the laws of the State of Florida. During our nine (9) years of operation as a pizza restaurant (dba “Caramello’s Pizzeria”), we had profits and losses.  Unfortunately, the lack of improvement in the economy, specifically the restaurant industry, began to be reflected in a reduced shareholder value.

On September 21, 2011, the Board of Directors met to discuss a change in the business strategy and business model for the Company due to the current economic conditions. The Board voted to sell the restaurant assets and change the company name to “AF Ocean Investment Management Company,” which sale and name change was approved by Shareholders representing 87% of the shares issued and outstanding on September 21, 2011.

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

Quick Link to Table of Contents

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

(6) Dependence on Limited Customers

We do not have any limitation on customers at this time.  Presently we are soliciting business outside of our immediate area.  We have concentrated our efforts over the last year and a half in trying to gain entry into business in Southeast Asia.  Since we have modified our business plan to include working with companies anywhere in the world we have redesigned our website to become more internationally known by companies seeking our type of consulting services.

(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we own the domain name, www.afocean.com.  We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

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

Quick Link to Table of Contents

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

In addition to researching new business services to offer our potential clients, we are continually researching small changes to our business model.  This would include pursuing clients internationally as well contracting our services to our larger competitors.

(11) Cost and Effects of Compliance with Environmental Laws

As a business consulting firm we are not subject to federal, state or local environmental laws.

(12) Our Employees

As of December 31, 2013 there were six (6) full-time paid employees.  Our President, Andy Z. Fan, the majority shareholder in AF Ocean, devotes a minimum of 40 hours per week to the Company.  As the business increases, he will delegate more of his work to new employees yet to be hired.

Reports to Security Holders

We file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC’s public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC’s web site at <www.sec.gov>. As a reporting company with the SEC, our information is available through the Internet site maintained by the SEC that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  This information may be found at www.sec.gov.

We are required by the Florida Revised Statutes to provide annual reports to the Florida Department of State, Division of Corporations; however the reports do not include any financial information.  These are available to the public at www.sunbiz.org.  At the request of a shareholder, we will send a copy of an annual report to include audited financial statements.

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

Many parts of the world including the United States are currently in a recession and we believe that these weak general economic conditions will continue through the end of 2014 and most likely beyond. The ongoing impacts of the housing crisis, high unemployment and the rising of commodities prices may further exacerbate current economic conditions that impact our business. As the economy struggles, businesses may become more apprehensive about the economy and/or related factors, and may reduce their level of spending on retaining outside consultants. A decrease in spending due to lower business to business spending or a lack of confidence in the economy could impact the frequency with which our potential clients retain outside consultants thereby decreasing

Quick Link to Table of Contents

our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current negative economic conditions persist for a long period of time and become more pervasive, businesses might make long-lasting changes to their budgets on a more permanent basis.

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

Quick Link to Table of Contents

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

Quick Link to Table of Contents

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

We have not registered the “AF Ocean” mark used by our company as a trade name in Florida or any state or the United States Patent and Trademark Office. The success of our business depends on our continued ability to use our existing trade name in order to increase our brand awareness. In that regard, we believe that our trade name is valuable asset that is critical to our success. The unauthorized use or other misappropriation of our trade name could diminish the value of our business and may cause a decline in our revenue.

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

Our senior executive, Andy Fan is important to our success because he is instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying expansion opportunities and arranging any necessary financing. Losing the services of Mr. Fan could adversely affect our business until a suitable replacement could be found.  Mr. Fan is not bound by an employment agreement with us. We do not maintain key person life insurance policies on any of our executives.

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

Quick Link to Table of Contents

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

No dividends were declared during 2013 and 2012.  Since our reclassification to a “C” corporation we have not paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

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

We are authorized to issue up to 5,000,000,000 shares of common stock, of which 92,105,466 shares of common stock are issued and outstanding as of December 31, 2013. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

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

Quick Link to Table of Contents

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

At the present time the majority shareholder Mr. Andy Z. Fan provides his services with nominal pay and may not be able to continue his services without additional compensation.

Since our company is now operating with earnings and cash flows to support small officer and director salaries, our Officer is receiving nominal compensation.  Our Chairman is currently compensated at the rate of $32,500 per year, which compensation will be adjusted annually based on individual performance and performance of the Company.  Revenues and earnings, as well as sufficient cash flow, will be considered when determining any change in the salary available to our officer and director.  Cash flows must be sufficient to meet the monthly cash needs of the business.  Until then, there is a risk that our officers and directors may need to find work elsewhere to supplement their income, distracting them from company operations.

ITEM 2—PROPERTIES

The Company rents corporate office space in New York at 501 Madison Ave, 14th Floor, New York, New York 10022 and in Florida at 6371 Business Blvd., Suite 200, Sarasota, Florida 34240.  Our telephone number is (212) 729-4951; the company’s website address is www.afocean.com.

We also rent space in Shanghai, China for our wholly owned subsidiary, AF Ocean Investment Management (Shanghai) Co., Ltd., at No. 99 Fucheng Rd., Suite 1122,b11/F Aurora Plaza, Pudong New District, Shanghai, Zip 200120, China.  The telephone number is 021-60589173.

ITEM 3—LEGAL PROCEEDINGS

There is no pending litigation by or against us.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

Quick Link to Table of Contents

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently quoted on the Over the Counter Bulletin Board (OTCBB) under the symbol “AFAN.”  The price of the last sale of our stock at market closing occurred on February 18, 2014 and was $1.00 per share.

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

Cash dividends have not been paid during the last three (4) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

During the year ended December 31, 2013, the Company issued a total of 84,777,746 shares of stock. Of the 84,777,746 shares issued, 50,000,000 shares were issued (at a par value of $.01) for the acquisition of the Hong Kong company. Another 3,533,746 shares were issued (at a par value of $.01) to convert debt to equity; 3,264,000 shares were issued (at par value of $0.01) for cash; 20,000 shares were cancelled and money was returned to the shareholder; 28,000,000 shares were issued (at a par value of $.01) to a shareholder for subscription.

We had three hundred and fifty eight (358) stockholders of record of our common stock as of December 31, 2013.  The CUSIP number for our common stock is 00107N 101.

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

Quick Link to Table of Contents

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

General

We are an operating company that is seeking to commence operations in the business consulting services. We have an operating history and have generated revenues from our prior business model activities that have produced both net incomes and losses in the periods in which we have been fully operational.

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

Employees

As of December 31, 2013, there were five (5) full time employees (two (2) in Shanghai for AF Ocean Investment Management (Shanghai) Co., Ltd.,  and three (3) in Florida for AF Ocean).  This does not include the one officer who runs the corporation.

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

Quick Link to Table of Contents

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

Results of Operations

The following table provides a summary of the results of operations for our last two full fiscal years.

Table 1.0 Summary of Results of Operations

PERIOD	LOSS FROM OPERATIONS	TOTAL OTHER (EXPENSE)	NET (LOSS)	FOREIGN CURRENCY GAIN	COMPREHENSIVE LOSS
December 31, 2013	$(62,858)	$(18,624)	$(81,482)	$296	$(81,186)

December 31, 2012	$(625,521)	$(19,225)	$(644,747)	$231	$(644,516)

Liquidity and Capital Resources

As of December 31, 2013, we had cash and cash equivalents of $569,825.

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

Results of Operations for the years ended December 31, 2013 and 2012

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Quick Link to Table of Contents

Table 2.0 Comparison of our Statement of Operations for the Years Ended December 31,

	2013	2012	%Change
Revenue:	$585,000	$135,000	$333%
General and administrative expense	$643,587	$757,389	$-84%
Depreciation and amortization	$4,271	$3,132	$1%
Loss from operations	$(62,858)	$(625,521)	$417%
Other income (expense):
Amortization of debt discount	$(27,044)	$(24,909)	$-2%
Interest expense	$(5,000)	$(2,397)	$-2%
Interest income	$386	$251	$0%
Other	$13,034	$7,830	$4%
Total other income (expense), net	$(18,624)	$(19,225)	$0%
Net income (loss)	$(81,482)	$(644,747)	$417%
Foreign currency translation	$296	$231	$0
Comprehensive income	$(81,186)	$(644,516)	$417%
Income (loss) per share: basic and diluted	$(0.00)	$(0.13)

Income (Loss) from Operations. For the year ended December 31, 2013, total revenue was $585,000 compared to $135,000 for the year ended December 31, 2012.  The total loss from operations was ($62,858) for the year ended December 31, 2013 compared to ($625,521) for 2012. All revenue generated in the current year was directly attributable to the operations of the consulting business and acquisitions.

Operating Expenses. The decrease in expenses is due to no stock based compensation expense in the year ended December 31, 2013 compared to $380,686 in stock based compensation in the year ended December 31, 2012.

Net Income (Loss). As a result of the factors described above, net loss decreased from ($644,516) for the year ended December 31, 2012 to ($81,186) for the year ended in 2013.

Liquidity and Capital Resources

General. At December 31, 2013, we had cash and cash equivalents of $569,826. We met our cash needs through a combination of cash flows from consulting activities, through shareholder loans, and acquisitions.  Our cash requirements are generally for professional services and general and administrative activities.   We believe that our cash balance is not sufficient to finance our cash requirements for expected operational activities, capital improvements, and partial repayment of debt through the next 12 months.

Our operating activities used cash of $360,308 for the year ended December 31, 2013.  The principal elements of cash flow from operations for the year ended December 31, 2013 included deferred revenue of $180,000 and accounts receivable of $135,000.  Although we had $585,000 in revenue for the year ended December 31, 2013, our operations will continue to be supported through loans from the majority shareholder in the coming year.

Our investing activities used cash of $21,899 for the year ended December 31, 2013.

Cash provided by our financing activities was $549,225 and $773,279 for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, current assets exceeded current liabilities by $584,053. Assets increased from $718,693 at December 31, 2012 to $1,049,949 at December 31, 2013, and liabilities decreased from $493,328 at December 31, 2012 to $132,085 at December 31, 2013.

Table 3.0 Cash Flow Summary for the years ended December 31,

	2013	2012
Cash used in operating activities	$ (360,308)	$ (55,046)
Cash used in investing activities	(21,899)	(319,315)
Cash provided by financing activities	549,226	773,279
Foreign currency translation	296	231
Net changes to cash	$ 167,315	$ 399,149

Quick Link to Table of Contents

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had revenue of $585,000 and net loss of $81,482 for the year ended December 31, 2013 compared to revenue of $135,000 and net loss of $644,747 for the year ended December 31, 2012.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company has been highly dependent on shareholder loans to fund the operations.  The Company’s continuation as a going concern is dependent upon its ability to bring in income from its consulting and its ability to continue receiving loans from its shareholders. No assurance can be given that the Company will be successful in these efforts.

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

We conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2013.

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

Quick Link to Table of Contents

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 that occurred during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 but not reported, whether or not otherwise required by this Form 10-K.

Quick Link to Table of Contents

PART III

ITEM 10.—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The name and age of our director and executive officer is set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

The Corporation expects at this time that Mr. Andy Z. Fan will serve on each of its Nominating and Corporate Governance, Compliance and Ethics, Compensation, and Audit Committees.  Mr. Andy Z. Fan entered into a compensation agreement with the Corporation in October of 2013.

Table 4.0 Directors and Executive Officers

Name	Age	Position	Any arrangements or understanding pursuant to which he or she was selected as director
Andy Fan	49	President, CEO, Chairman of the Board of Directors, and Treasurer	None
Tina Donnelly	39	Secretary*	None

*As of December 31, 2013, Mr. Fan was Secretary; Ms. Donnelly subsequently replaced Mr. Fan upon her appointment as Secretary on February 24, 2014.

Background of Executive Officers and Directors

Andy Z. Fan

Mr. Fan was appointed as Director and Chairman of the Board of Directors on September 15, 2011 and then appointed as President and CEO on October 7, 2011.

Mr. Andy Z. Fan is a prominent Chinese-American businessman with outstanding connections with the Chinese government, long standing relationships with Chinese media, and has a strong fan base in China where he has appeared in various forms of media over the past few years. He was once the interpreter for China's Head of State, Prime Minister Li Peng. Later, he was awarded a full scholarship to study on the graduate level in the U.S., and was introduced to former U.S. President Bill Clinton by the University President and served as Clinton's Chinese interpreter.

Mr. Fan is currently Chief Executive Officer, President, Principal Financial Officer, and Director of Sichuan Leaders Petrochemical Company [OTCBB:SLPC].  Sichuan Leaders Petrochemical Company has determined that the various opportunities in the petrochemical field in Asia are expanding.  To take advantage of this opportunity the company will be exploring the acquisition of companies that are wholesaling and retailing petroleum based products to be used in the automotive industry and beyond.

Mr. Fan is currently President, Director and Chairman of the Board of ChinAmerica Andy Movie Entertainment Media Co. [OTCBB:CAME].  The primary focus of the Company is on the development, production and distribution of movies and documentaries.  ChinAmerica will be focused on exporting the cultural heritage of the People’s Republic of China.

Mr. Fan is currently President and Director of Top To Bottom Pressure Washing, Incorporated [OTCBB: TOPW].  The primary focus of Top To Bottom Pressure Washing is the understanding the importance and value of maintaining a clean environment. The cleanliness of your home or office can speak volumes about you and leave a lasting impression on friends, family, clients and coworkers. Top To Bottom Pressure Washing uses the latest technology and pressure cleaning equipment to provide unparalleled cleaning results, guaranteed to leave your roofs and driveways looking revived and refreshed.

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

Quick Link to Table of Contents

Tina Donnelly

Ms. Donnelly was appointed as Secretary on February 24, 2014.

Since June 12, 2012, Ms. Donnelly, age 38, has been employed by AF Ocean Investment Management Company as its Accounting Supervisor. She has over fifteen (15) years of accounting experience.    Her skills include working with financial professionals such as C.P.A.’s and Public Company Accounting Oversight Board (PCAOB) Auditors.  She was also appointed corporate secretary of Sichuan Leaders Petrochemical Company [OTC:SLPC] on February 24, 2014, ChinAmerica Andy Movie Entertainment Media Co. [OTC:CAME] on February 24, 2014, and Top to Bottom Pressure Washing Inc. [OTC:TOPW] on March 7, 2014.  Prior to June 12, 2012, Ms. Donnelly ran the accounting departments for the following private companies:  Wave, LLC, Tags4Fun, LLC, and Sarasota Business Rentals.

Section 16(a) Beneficial Owner Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, other than discussed below, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2013 were timely filed with the Commission.

Mr. Andy Fan, officer, director and greater than 10% shareholder, failed to timely file four (4) transactions which should have been reported on Form 4 during the year ended December 31, 2013. These transactions were subsequently reported in a Form 5 filed February 14, 2014.

Mr. Li Mingxing failed to file a Form 3 for his acquisition of greater than 10% interest in the Company on July 9, 2013.

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

Audit Committee

We do not have an audit committee that is comprised of any independent director. As a company with less than $2,000,000 in revenue we rely on our Chief Financial Officer, Andy Z. Fan, for our audit committee financial expert as defined in Item 407(d) of Regulation S-X. Our Board of Directors acts as our audit committee. The Board has determined that the relationship of Mr. Fan as our company CFO and our audit committee financial expert is not detrimental to the Company. Mr. Fan has a complete understanding of GAAP and financial statements; the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves in a fair and impartial manner; has experience analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to or exceed the breadth and complexity of issues that can reasonably be expected to be raised by the small business issuer’s financial statements; an understanding of internal control over financial reporting; and an understanding of audit committee functions. Mr. Fan has gained this expertise through her experience as our CFO and through his formal education. He has specific experience coordinating the financials of the Company with public accountants with respect to the preparation, auditing or evaluation of the Company’s financial statements.

The board of directors is currently developing a written charter which will be available on our corporate website, which is www.afocean.com. The audit committee will review the charter and propose necessary changes to the board on an annual basis.

AUDIT COMMITTEE REPORT

For the fiscal year ended December 31, 2013, the audit committee has:

•

reviewed and discussed with management the audited financial statements for the fiscal year ended December 31, 2013;

•

discussed with DKM, the independent auditors for fiscal year 2013, the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, as adopted by the Public Company

Quick Link to Table of Contents

Accounting Oversight Board in Rule 3200T, as superseded by Statement on Auditing Standards No. 115, Communicating Internal Control Related Matters Identified in an Audit (AU Section 325); and

•

 received the written disclosures and the letter from the independent auditors required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent auditors’ communications with the audit committee concerning independence, and has discussed with the independent auditors their independence.

On the basis of the reviews and discussions referenced above, the audit committee recommended to the board of directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the Securities and Exchange Commission.

 MEMBERS OF THE AUDIT COMMITTEE

o

Andy Z. Fan, Director

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

Base Compensation

The following table sets forth information concerning the compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2013 and 2012, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2013 and 2012, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Table 5.0 Summary Officer Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z. Fan, President	2013	6,167	0	0	0	0	0	0	6,167
	2012	0	0	0	0	0	0	0	0
Diane J. Harrison, former Secretary, Treasurer	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

1 Mr. Fan entered into an employment contract with the Company on September 30, 201, retroactive to September 1, 2013. The Contract is for compensation to Mr. Fan as President in the nominal amount of $30,000 a year for a period of five (5) years.  A stock options and/or warrants program may be developed in the future.

2  Ms. Harrison resigned July 8, 2013.

The base compensation for the Named Executive Officers is reviewed every two years and adjustments are made based upon performance.

Equity Based Compensation

The following table sets forth the unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of the end of December 31, 2013:

Quick Link to Table of Contents

Table 6.0 Outstanding Equity Awards at December 31, 2013

	OPTION AWARDS					STOCK AWARDS
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: Number of securities underlying unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (#)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Andy Z. Fan	0	0	0	0	0	0	0	0	0
Diane J. Harrison, former Secretary	0	0	0	0	0	0	0	0	0

Compensation of Directors

The compensation of directors for the last completed fiscal year is provided below:

Table 7.0 Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option awards ($)	Non-Equity Incentive Plan Com-pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Andy Z. Fan	0	0	0	0	0	0	0
Diane J. Harrison, former Director	0	0	0	0	0	0	0
Gary Macleod, former Director	27,000	0	0	0	0	0	27,000

Board of Directors and Committees

Currently, our Board of Directors consists only of Mr. Andy Z. Fan. We are seeking additional board members. At present, the Board of Directors has not established any standing committees.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of all the members of the Board.  Mr. Andy Z. Fan began receiving compensation during the last quarter of the fiscal year ended December 31, 2013. Former director, Gary Macleod, was also granted nominal compensation during the fiscal year ended December 31, 2013.  At this time, the Compensation Committee does not have a charter.

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

COMPENSATION COMMITTEE REPORT

The Company’s Compensation Committee of the Board of Directors (the “Compensation Committee”) has submitted the following report for inclusion in this filing on Form 10-K:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this filing on Form 10-K with management. Based on the Compensation Committee’s review of and the discussions with management with respect to the

Quick Link to Table of Contents

Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

 MEMBERS OF THE COMPENSATION COMMITTEE

o

Andy Z. Fan

Employment Agreements

In the third quarter of 2013, we entered into an employment agreement with Mr. Andy Z. Fan for his services as President and Chief Executive Officer.  The agreement is for a term of five (5) years and provides for a nominal base salary of $30,000 per year.

ITEM 12.—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2013, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

Table 8.0 Beneficial Ownership as December 31, 2013

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Security Ownership of Certain Beneficial Owners:
Common Stock	Li Mengxing Room 402, Unit 7, Lane 800 Jinxiu Road, Pudongxin Dist. Shanghai, China	11,968,957	12.99%
Common Stock	Wu Cuiye Room 2306, Unit 8 Yiwu City, Zhejiang Prov., China	6,804,219	7.39%
Security Ownership of Management:
Common Stock	Andy Z. Fan, President, CEO and Director 501 Madison Ave. New York, NY 10022	49,303,039	53.53%
Common Stock	Diane J. Harrison, former Secretary, Treasurer, Director 8955 US Hwy 301 N. Parrish, FL 34221	25,100	0.03%
Common Stock	Tina Donnelly, Secretary 6371 Business Blvd. Suite 200 Sarasota, FL 34240	0	0%

ITEM 13.—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relations and Related Transactions:

Quick Link to Table of Contents

To the best of our knowledge, during the fiscal year ended December 31, 2013, there were no transactions of an amount exceeding $120,000 involving any director, executive officer, or any security holder who is a beneficial owner or any member of the immediate family of the officers and directors.

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

The following table sets forth the aggregate fees billed by our auditors and accountants for fiscal 2013 and 2012:

Table 10.0 Accounting Fees and Services

Year	Audit Fees	Audit Related Fees	Tax Prep Fees	All Other Fees	Total Fees
2013	$12,500	$13,380	$65	$2,925(1)	$28,870
2012	$10,500	$0	$0	$4,000 (1)	$14,500

(1)

AF Ocean (Shanghai) Chinese Accounting Firm

Quick Link to Table of Contents

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1. Index to Financial Statements

The following financial statements of AF OCEAN INVESTMENT MANAGEMENT COMPANY are included in this report immediately following the signature page:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets at December 31, 2013 and December 31, 2012

•

Consolidated Statements of Operations for the years ended December 31, 2013 and December 31, 2012

•

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013 and December 31, 2012

•

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and December 31, 2012

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

3.3	By-Laws Filed on February 4, 2011 as Exhibit 3(i) to the registrant’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.
3.4	Amended and Restated Articles of Incorporation Filed on October 5, 2011 as Exhibit 3(iv) to the Company’s Current Report on Form 8-K dated October 1, 2011 and incorporated herein by reference.
10	Contract For Purchase Of Assets And Liabilities Filed on October 5, 2011 as Exhibit 3(iv) to the Company’s Current Report on Form 8-K dated October 1, 2011 and incorporated herein by reference.
10.1	Executive Employment Contract – Andy Fan Filed herewith
14	Code of Ethics Filed on February 4, 2011 as Exhibit 14 to the registrant’s Registration Statement on Form S-1 (File No. 333-172052) and incorporated herein by reference.
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101*

Financial statements from the annual report on Form 10-K of AF Ocean Investment Management Company for the year ended December 31, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: April 3, 2014	/s/ANDY Z. FAN
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: April 3, 2014	/s/ANDY Z. FAN
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

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road, Suite.308 Clearwater, FL 33759 Toll free 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

AF Ocean Investment Management Company

We have audited the accompanying balance sheets of AF Ocean Investment Management Company as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AF Ocean Investment Management Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 1, 2014

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2013 and 2012

		2013		2012
ASSETS
Current assets
Cash		$569,825		$402,510
Prepaid expenses		11,313		-
Accounts receivable		135,000		-
Total Current Assets		$716,138		$402,510

Other Assets
Property & equipment, net of depreciation of $7,403 and $3,132		$17,618		$5,990
Intangibles, net of amortization		$294,193		$294,193
Related Party Receivable		$22,000		$16,000
Total other assets		$333,811		$316,183
Total Assets		$1,049,949		$718,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable		$-		$200
Note Payable-ICM, less discount of ($27,044) in 2012		$100,000		$72,956
Accrued expenses		$15,508		$4,136
Deferred revenue		$-		$180,000
Due to Related Parties		$16,577		$236,036
Total current liabilities		$132,085		$493,328
Total Liabilities		$132,085		$493,328

Stockholders’ equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 92,105,466 shares and 7,327,720 shares issued and outstanding.		$921,055		$73,277
Subscription receivable		(74,093)		-
Additional paid-in capital		$863,012		$863,012
Other comprehensive income		$527		$231
Accumulated deficit		$(792,637)		$(711,155)
Total stockholders’ equity		$917,864		$225,365
	$		$
Total liabilities and stockholders’ equity		$1,049,949		$718,693

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

For the years ended December 31,

	2013	2012
Revenue	$585,000	$135,000

Expenses
Selling, general & administrative expenses	$643,587	$757,389
Depreciation & amortization	$4,271	$3,132
Total expenses	$647,858	$760,521

Loss from operations	$(62,858)	$(625,521)

Other income (expense)
Debt discount amortization	$(27,044)	$(24,909)
Interest expense	$(5,000)	$(2,397)
Interest income	$386	$251
Other	$13,034	$7,830
Total other income (expense), net	$(18,624)	$(19,225)

Net income (loss)	$(81,482)	$(644,747)
Foreign currency gain	$296	$231
Comprehensive income	$(81,186)	$(644,516)

Earnings (loss) per share - basic and dilutive	$(0.00)	$(0.13)
Weighted average shares	46,525,313	4,819,190

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Subscription receivable	Other Com-prehen-sive Income	Total Stockholders’ Earnings
Balance, December 31,2011	3,238,078	$32,381	$34,027	$(40,486)	$-	$-	$25,922
Removal of discontinued operations	-	$-	$-	$(25,922)	$-	$-	$(25,922)
Stock for debt	2,186,213	$21,862	$415,380	$-	$-	$-	$437,242
Stock for services	1,903,429	$19,034	$361,652	$-	$-	$-	$380,686
Record debt discount	-	$-	$51,953	$-	$-	$-	$51,953
Net loss	-	$-	$-	$(644,747)	$-	$-	$(644,747)
Other comprehensive income – foreign currency	-	$-	$-	$-	$-	$231	$231
Balance, December 31, 2012, as restated	7,327,720	$73,277	$863,012	$(711,155)	$-	$231	$225,365
Cancellation of Stock	(20,000)	(200)	-	-	-	-
Stock issued for debt	28,000,000	280,000	-	-	(74,093)	-	205,907
Stock issued for debt	3,533,746	35,338	-	-	-	-	35,338
Stock issued for cash	3,264,000	32,640	-	-	-	-	32,640
Shares issued for Hong Kong acquisition	50,000,000	500,000	-	-	-	-	500,000
Other comprehensive income – foreign currency	-	-	-	-	-	296	296
Net Loss	-	-	-	(81,482)	-	-	(81,482)
Balance, December 31, 2013.	92,105,466	921,055	863,012	(792,637)	$(74,093)	527	917,864

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,

	2013	2012
Cash flows used in operating activities
Net income (loss)	$(81,482)	$(644,747)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,271	3,132
Changes in operating assets and liabilities:
Amortization of debt discount	27,044	24,909
Stock given for services	-	380,686
Accounts receivable	(135,000)
Accounts payable	(200)	200
Accrued interest payable	5,000	2,397
Deferred revenue	(180,000)	180,000
Prepaid expenses	(11,313)	-
Payroll liabilities	11,372	1,738
Assets and liabilities of discontinued operations		(3,361)
Total Adjustments	(278,826)	589,701
Net cash used in operating activities	(360,308)	(55,046)

Cash flows from investing activities
Advances on notes receivable	(6,000)	(16,000)
Purchase of property and equipment	(15,899)	(3,589)
Endeavour (Shanghai)-subsidiary		(299,726)
Net cash used in investing activities	(21,899)	(319,315)

Cash flows from financing activities
Proceeds from notes payable		100,000
Subscription receivable	(74,293)
Shares issued for Hong Kong acquisition	500,000
Due to related parties	90,879	236,037
Sale of common stock	32,640	437,242
Net cash (used in) provided by financing activities	549,226	773,279

Foreign currency translation	296	231

Net increase (decrease) in cash	167,315	399,149

Cash at beginning of year	402,510	3,361
Cash at end of year	$569,825	$402,510

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
Taxes	$-	$-

Non-cash disclosures
Debt conversion	$241,244
Purchase of subsidiary
Cash acquired		$274
Property and equipment		5,533
Intangible assets		294,193
Cash paid		$(200,000)
Note payable		$(100,000)

Debt discount added to additional paid in capital		$51,953

See accompanying notes and accountant’s report.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

AF OCEAN INVESTMENT MANAGEMENT COMPANY

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

Basis of Presentation and Use of Estimates.

The accompanying consolidated financial statements of AF Ocean for the years ended December 31, 2013 and 2012 are audited.

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

Cash and Cash Equivalents.  The majority of cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The cash for the Company’s wholly foreign owned entity, AF Ocean Investment Management (Shanghai) Co., Ltd. (“AF Ocean (Shanghai)”), is maintained with a major financial institution in Shanghai, China.

Accounts receivable

Accounts receivable represent amounts due from customers in the ordinary course of business.  The Company considers accounts more than 90 days old to be past due. The Company uses the allowance method for recognizing bad debts. When an account is deemed uncollectible, it is written off against the allowance. The Company generally does not require collateral for its accounts receivable. The Company considers all accounts receivable to be collectable and consequently has provided no allowance for doubtful accounts.

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2013.

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the financial statements of its wholly foreign owned entity (“WFOE”), AF Ocean (Shanghai), into the consolidated corporate statements on the Balance Sheet with an accumulated exchange rate adjustment of ($527).  The effect of the foreign currency translation is recorded in comprehensive income.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.   There was no share-based compensation paid in the year ended December 31, 2013.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

Advertising.  The costs of advertising are expensed as incurred.  Advertising expense was $0 for the year ended December 31, 2013.

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

Segment Information.  In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments which meet the quantitative thresholds delineated.  The Company has one reporting segment that does not meet any of the quantitative thresholds to require separate reporting.   However, see Note 9 for limited disclosure.

Recent Accounting Pronouncements.  The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2013 through the date these financial statements were issued.

Reclassification of Discontinued Operations

In accordance with the rules regarding the presentation of discontinued operations the assets, liabilities and activity of the pizza business have been reclassified as a discontinued operation for all periods presented.

NOTE 3.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had $585,000  in income for the year ended December 31, 2013 from consulting services.  For the year ended December 31, 2013, the Company sustained net losses of  ($81,482) and used cash in operating activities of ($368,353)  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

NOTE 4.

RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, the majority shareholder advanced the Company $90,879 from time to time to provide funding for operations.  In addition, the majority shareholder purchased 3,2640,00 shares of stock for $32,640.

NOTE 5

PROPERTY, PLANT AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:

	December 31, 2013	December 31, 2012
Property and equipment	$25,021	$9,122
Less accumulated depreciation	$(7,403)	$(3,132)
Property and equipment, net	$17,618	$5,990

 Assets were depreciated over their useful lives when placed in service.  Depreciation expense was $4,271 and $1,117 for the years ended December 31, 2013 and 2012, respectively.

NOTE 6

INCOME TAX

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.6% to income before taxes), as follows:

	For the Year Ended December 31,
	2013	2012
Tax expense (benefit) at the statutory rate	$(27,700)	(219,200)
State income taxes, net of federal income tax benefit	(3,000)	(23,400)
Change in valuation allowance	30,700	242,600
Total	$-	-

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

As of December 31, 2013 and December 31, 2012, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2013 and December 31, 2012 is as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets	$298,300	$267,600
Valuation allowance	(298,300)	(267,600)
Net deferred tax asset	$-	$-

Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years.  As of December 31, 2013 the Company had no net operating loss carry forwards, as the Company was taxed under the provisions of Subchapter S, as previously disclosed.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending 2010 through 2013.  The Company recognizes interest and penalties related to income taxes in income tax expense. The Company had incurred no penalties and interest for the years ended December 31, 2013 and 2012.

NOTE 7.

NOTE PAYABLE

On July 6, 2012 AF Ocean signed a convertible promissory Note to Island Capital Management, in the amount of $100,000, with stated interest of 5% and a one year maturity date of July 6, 2013, convertible into 150,000 shares of stock.  The debt discount associated with the note was fully amortized.  As of December 31, 2013 the note to Island Capital Management had an outstanding balance of $100,000 with no discount.

NOTE 8.

STOCKHOLDERS’ EQUITY

As of December 31, 2013 and December 31, 2012, the Company had 92,105,466 and 7,327,720 shares of common stock issued and outstanding, respectively.

Stock issuance / cancellation during the year ended December 31, 2013, were as follows:

Dates shares issued	Shares Issued To/For	Amount/Stock Value	Shares Issued	Price Per Share
7/9/13	Shareholder for subscription	$280,000	28,000,000	$.01 Per Share
7/9/13	Acquisition of Hong Kong company assets	$500,000	50,000,000	$.01 Per Share
9/9/13	Shareholder purchase cancelled	$(200)	(20,000)	$.01 Per Share
9/25/13	Related party Equity Purchase	$32,640	3,264,000	$.01 Per Share
9/25/13	Shareholder loans converted to equity	$35,337	3,533,746	$.01 Per Share
	Total	$847,777	84,777,746

The Company has no options or warrants issued or outstanding and no preferred shares have been issued.

NOTE 9.

COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The Company rents office space in New York, New York, Shanghai, China, and Sarasota, Florida.  The terms for each location are month to month and were started on March 1, 2012. The monthly rent is approximately $200; $3,600; and $300, respectively.

NOTE 10.

SEGMENT REPORTING

In the third quarter of 2012, we acquired one operating segment, AF Ocean Investment Management (Shanghai) Co., Ltd., in Shanghai, China, a provider of stock transfer agent and other business services to Chinese individuals who have investments in U.S. companies.  There was no revenue during the quarter ending December 31, 2013, due primarily to the change in ownership.  The

Quick Link to Table of Contents

Quick Link to Financial Statements Contents

following are the expenses attributed to AF Ocean (Shanghai) for the year ended December 31, 2013. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the financial statements.

Schedule of Segment Reporting Information by Segment

AF Ocean Investment Management (Shanghai) Co., Ltd. Segment	December 31, 2013
Net income, (net loss)	$(30,937)
Total Assets	$8,256

NOTE 11.

SUBSEQUENT EVENTS

Management has evaluated subsequent events through April 1, 2014, the date the financial statements were available to be issued. Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure other than the following:

•

On December 23, 2013, the Company, through its wholly foreign owned entity, AF Ocean Investment Management (Shanghai) Co., LTD (“AF Ocean-Shanghai”), entered into a Management Agreement with ChinAmerica Andy Movie Entertainment Media Company (“ChinAmerica”), a Florida corporation.  ChinAmerica has operataions in China and will be receiving payment for such operations in China.  Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained AF Ocean-Shanghai to manage the money it receives from its Chinese operations.  As of January 28, 2014, the first payments totaling Two Hundred Fifty Thousand Dollars ($250,000) (USD) for ChinAmerica were received though AF Ocean-Shanghai.  The funds were deposited into the AF Ocean Shanghai bank account for the benefit of ChinAmerica. Pursuant to the Management Agreement, AF Ocean-Shanghai will receive a fee equal to 10% of each deposit or wire received on ChinAmerica’s behalf.

•

On February 3, 2014, the Company paid $107,788 to Island Capital Management as payment in full on the $100,000 ICM Note listed in the Balance Sheet.

•

On March 31, 2014, the Company received the final payment of $135,000 on the three consulting contracts accounts receivable.