Form 10-Q
period 2014-03-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2014-05-15
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Previous Address

(941) 685-6927
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer's classes of common equity as of May 15, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	92,105,466

Part I – Financial Information
Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Item 4.  Controls and Procedures
Part II – Other Information
Item 6.  Exhibits
Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets
Cash	$541,151	$569,825
Cash-Restricted	724,100	-
Prepaid Expenses	5,690	11,313
Deposits	535	-
Accounts Receivable	-	135,000
Total Current Assets	$1,271,476	$716,138

Other Assets
Property & equipment, net of depreciation of $9,005 and $7,403	$16,716	$17,618
Intangibles	294,193	294,193
Related Party Receivable	-	22,000
Total other assets	310,909	333,811
Total Assets	$1,582,385	$1,049,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,362	$-
Note payable-ICM	-	100,000
Accrued expenses		15,508
Client Escrow Account	724,100	-
Due to Related Parties	16,577	16,577
Total current liabilities	$743,039	$132,085

Stockholders' equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 92,105,466 and 92,105,466 shares issued and outstanding.	921,055	921,055
Subscription receivable	(74,093)	(74,093)
Additional paid-in capital	863,012	863,012
Accumulated Other comprehensive income	(795)	527
Accumulated deficit	(869,833)	(792,637)
Total stockholders' equity	$839,346	$917,864

Total liabilities and stockholders' equity	$1,582,385	$1,049,949

See accompanying notes to the unaudited consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2014 (Unaudited)	2013 (Unaudited Restated)

Revenue
Consulting fee income	$-	$180,000
Management Fee – Related Party	82,250	-
Total Revenue	$82,250	$180,000

Costs and Expenses
General and administrative	157,576	144,618
Depreciation Expense	1,602	853
Total costs and expenses	159,178	145,471

Operating income (loss)	$(76,928)	$34,529

Other Income (expense)
Other expense	(391)	(14,238)
Interest income (Shanghai and US)	122	92
Other income	-	-
Total other income (expense), net	(269)	(14,146)

Net income (loss)	$(77,197)	$20,383
Foreign currency gain (loss)	$(1,322)	$-
Comprehensive income	$(78,519)	$20,383

Earnings (loss) per share – basic	$(0.00)	$0.00
Dilutive	$(0.00)	$0.00
Weighted average shares	92,105,466	7,327,720

See accompanying notes to the unaudited consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2014 (Unaudited)		2013 (Unaudited & Restated)
Operating activities
Net income, (net loss)		$(77,196)		$20,383
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense		1,602		853
Bad debt		20,000		-
Amortization of debt discount		-		12,988
Note receivable		2,000		(4,000)
Accounts receivable		135,000		-
Accounts Payable		2,362		(200)
Other current asset		(535)		-
Deferred Revenue		-		(45,000)
Accrued expenses		-		3,148
Payroll Liabilities and accrued expenses		(15,508)		-
Client Escrow		724,100
Prepaid expenses		5,623		(29,000)
Net cash used in operating activities		$797,448		$(40,828)

Investing activities
Purchase of property and equipment		(700)		(2,336)
Net cash used in investing activities		$(700)		$(2,336)

Financing activities
Payments on notes payable		(100,000)		-
Net cash (used in) provided by financing activities		$(100,000)		$-

Foreign currency translation		(1,322)		-

Net increase (decrease) in cash		695,426		(43,064)
Cash and cash equivalents, beginning of period		569,825		402,510
Cash and cash equivalents, end of period		1,265,251		359,446

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest		$7,788		$-
Taxes		$-		$-

Non-cash disclosures

	$		$

	$		$
See accompanying notes to the unaudited consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

NOTE 1.                            BACKGROUND

AF Ocean Investment Management Company, formerly known as Dinello Restaurant Ventures, Inc., was incorporated under the laws of the State of Florida on April 2, 2003.  AF Ocean Investment Management Company (together with its subsidiaries, hereinafter collectively referred to as the "Company", "AF Ocean" or "we") promotes business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  The mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world's biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.

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

Basis of Presentation and Use of Estimates.
In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the quarter ended March 31, 2014 and 2013; (b) the financial position at March 31, 2014; and (c) cash flows for the quarter ended March 31, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies.

Cash and Cash Equivalents.
Cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The cash for the Company's wholly foreign owned entity, AF Ocean Investment Management (Shanghai) Co., Ltd. ("AF Ocean (Shanghai)"), is maintained with a state owned financial institution in Shanghai, China.

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

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2014.

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the financial statements of its wholly foreign owned entity ("WFOE"), AF Ocean (Shanghai), into the consolidated corporate statements on the Balance Sheet with an accumulated exchange rate adjustment of ($1,322).  The effect of the foreign currency translation is recorded in other comprehensive income.

Intangible Assets.   Intangible assets consist of business licenses in the Peoples' Republic of China and goodwill acquired in an acquisition during 2012.  Management believes that these assets have unlimited lives and will not be amortized.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   There was no share-based compensation paid in the three months ended March 31, 2014 or in the year ended December 31, 2013.

Income Taxes.  The Company accounts for income taxes pursuant to the provisions of ASC 740-10, "Accounting for Income Taxes," which requires, among other things, an asset and liability approach to calculating deferred income taxes.  The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.  A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

Earnings per Share.  In accordance with ASC 260-10, "Earnings Per Share", basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  At March 31, 2014  dilutive earnings per share were anti-dilutive compared to March 31, 2013, there were no anti-dilutive shares.

Segment Information.  In accordance with the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", the Company is required to report financial and descriptive information about its reportable operating segments which meet the quantitative thresholds delineated.  The Company has one reporting segment that does not meet any of the quantitative thresholds to require separate reporting.   However, see Note 8 for limited disclosure.

Recent Accounting Pronouncements.  The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2014 through the date these financial statements were issued.

NOTE 3.                          GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had $82,250 in revenue for the three months ended March 31, 2014 from management fees.  During that same period, the Company had a net loss of ($77,197). These factors indicate the Company is generating revenues; however the Company's continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.                          RELATED PARTY TRANSACTIONS

On December 23, 2013, AF Ocean Investment Management (Shanghai) Co., LTD., and ChinAmerica Andy Movie Entertainment Media Co. ("ChinAmerica") entered into a management agreement.  This agreement calls for AF Ocean to receive and maintain all money in an escrow like fashion on behalf of ChinAmerica. When the money is deposited into AF Ocean a ten percent (10%) management fee will be earned by for the collection and maintenance of the funds received.

As of March 31, 2014, payments totaling Eight Hundred Twenty Two Thousand Dollars Five Hundred ($822,500) (USD) have been received though AF Ocean Investment Management (Shanghai) Co., LTD on behalf of ChinAmerica.

As of period ended March 31, 2014 AF Ocean collected a total of $82,250 in management fees from ChinAmerica.

NOTE 5.                          NOTE PAYABLE

On February 3, 2014, the Company paid $107,788 to Island Capital Management as payment in full on the $100,000 ICM Note.

NOTE 6.                          STOCKHOLDERS' EQUITY

As of March 31, 2014 and December 31, 2013, the Company had 92,105,466 and 92,105,466 shares of common stock issued and outstanding, respectively.  As of March 31, 2014, the subscription receivable due from the majority shareholder is $74,093.  There are no terms determined and the receivable is expected to be settled before the end of the year.

No preferred or common stock was issued for the three months ended March 31, 2014

The Company has no options or warrants issued or outstanding and no preferred shares have been issued.

NOTE 7.                          COMMITMENTS AND CONTINGENCIES

On December 23, 2013, the Company, through its wholly foreign owned entity, AF Ocean Investment Management (Shanghai) Co., LTD ("AF Ocean-Shanghai"), entered into a Management Agreement with ChinAmerica Andy Movie Entertainment Media Company ("ChinAmerica"), a Florida corporation.  ChinAmerica has operations' in China and will be receiving payment for such operations in China.  Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained AF Ocean-Shanghai to manage the money it receives from its Chinese operations.  As of January 28, 2014, the first payments totaling Two Hundred Fifty Thousand Dollars ($250,000) (USD) for ChinAmerica were received though AF Ocean-Shanghai.  The funds were deposited into the AF Ocean Shanghai bank account for the benefit of ChinAmerica. As of the quarter ended March 31, 2014, the current balance in the escrow account is $724,100. Pursuant to the Management Agreement, AF Ocean-Shanghai will receive a fee equal to 10% of each deposit or wire received on ChinAmerica's behalf.
From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

The Company rents office space in New York, New York, Shanghai, China, and Sarasota, Florida.  The terms for the New York and the Shanghai, China locations are month to month and were started on March 1, 2012. The monthly rent is approximately $200, and $3,600. The terms for the Sarasota, Florida office are for 1 year, and commenced on April 1, 2014. The monthly rent is $535, respectively.

NOTE 8.                          SEGMENT REPORTING

In the third quarter of 2012, we acquired one operating segment, AF Ocean Investment Management (Shanghai) Co., Ltd., in Shanghai, China, a provider of stock transfer agent and other business services to Chinese individuals who have investments in U.S. companies.  The following are the expenses attributed to AF Ocean (Shanghai) for the quarter ended March 31, 2014 as compared to the year ended December 31, 2013. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the financial statements.

Schedule of Segment Reporting Information by Segment
	March 31, 2014 (Unaudited)	December 31, 2013
AF Ocean Investment Management (Shanghai) Co., Ltd. Segment:
Net (loss)	$(15,330)	$(30,937)
Total Assets	$8,459	$8,256

NOTE 9.                          PROPERTY, PLANT AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:
	March 31, 2014 (unaudited)	December 31, 2013
Property and equipment	$25,721	$25,021
Less accumulated depreciation	$(9,005)	$(7,403)
Property and equipment, net	$16,716	$17,618

Assets were depreciated over their useful lives when placed in service.  Depreciation expense was $1,602 and $853 for the months ended March 31, 2014 and 2013, respectively.

NOTE 10.                                        SUBSEQUENT EVENTS

Management has evaluated subsequent events through May 15, 2014, the date the financial statements were available to be issued.   Management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

ITEM 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Use of GAAP Financial Measures

We use GAAP financial measures in the section of this quarterly report captioned "Management's Discussion and Analysis and Results of Operation." All of the GAAP financial measures used by us in this report relate to the inclusion of financial information.

Overview

This subsection of MD&A is an overview of the important factors that management focuses on in evaluating our businesses, financial condition and operating performance, our overall business strategy and our earnings for the periods covered.

General
We are an operating company in the business consulting services. We have a limited operating history from our current consulting service business.

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

Employees

As of March 31, 2014, there were five (5) full time employees (two (2) in Shanghai, China, and three (3) in Florida.  This does not include the one (1) officer and director who manages the corporation.

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

Management does not believe that our actual results are related to any sensitivity in estimates made by management.  The year-end consistency of our results has shown that our prior year's historical data is the best projector of our future results.

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

Impairment of Long-Lived Assets

FASB ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. The adoption of FASB ASC 360 has not materially affected the Company's reported earnings, financial condition or cash flows.

Results of Operations

The following table provides a summary of the results of operations for the periods ended March 31, 2014 and 2013 and for the last two full fiscal years.

Summary of Results of Operations
PERIOD	INCOME (LOSS) FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
Three months ended March 31, 2014	$(76,928)	$(269)	$(77,197)
Three months ended March 31, 2013	$34,529	$(14,146)	$20,383
December 31, 2013	$(62,857)	$(18,624)	$(81,482)
December 31, 2012	$(625,522)	$(19,225)	$(644,747)

Liquidity and Capital Resources

As of March 31, 2014, we had cash and cash equivalents of $541,151.

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

Results of Operations for the three months ended March 31, 2014 and 2013.

The following tables set forth key components of our results of operations and revenue for the periods indicated in dollars.

Table 3.0 Comparison of our Consolidated Statement of Operations for the Three Months Ended March 31, 2014 and 2013

Three months ended March 31, 2014 and 2013 (Unaudited)	2014	2013	Change	%Change
Revenues:	$82,250	$180,000	97,750	55%
Expenses:	159,178	145,471	(13,707)	10%
Income (loss) from operations	(76,928)	34,529	111,457	(123%)
Other income (expense)	-	(14,238)	(14,238)	100%
Interest income (expense)	(269)	92	361	(393%)
Net income (loss)	$(77,197)	$20,383	97,580	(479%)
Income (loss) per share: basic and diluted	$(0.00)	$(0.00)

Income (Loss). For the three months ended March 31, 2014, total income (loss) from operations was ($76,928), respectively, compared to ($34,529) for the three months ended March 31, 2013, respectively. The income generated in the current period was directly attributable to the $82,250 collected in management fee income from ChinAmerica.

Operating Expenses. The increase in expenses for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 is due primarily to the increased expenses in professional fees necessary for the operations, and the payroll. In addition the majority shareholder is now taking a small salary that commenced in December, 2013.

Net Income (Loss).  As a result of the factors described above, we suffered a loss of ($77,197) for the three months ended March 31, 2014 compared to the net income of $20,383 for the three months ended March 31, 2013.

Liquidity and Capital Resources

General. As of March 31, 2014, we had cash and cash equivalents of $695,426. In the previous period we had generated enough revenue through our consulting services to cover our expenses, which are generally fees for professional services and general and administrative activities.  However, for the quarter ended March 31, 2014 our cash balance is not yet sufficient to finance our cash requirements for expected operational activities, capital improvements, and repayment of debt through the next 12 months.

Our operating activities provided cash of $797,448 for the three months ended March 31, 2014 versus ($40,828) for the three months ended March 31, 2013. With a net loss of ($77,197) for the three months ended March 31, 2014, our operations are still supported by loans from the majority shareholder or equity purchases.

Net cash of ($700) was used in investing activities for the three months ended March 31, 2014 compared to ($2,236) used in the three months ended March 31, 2013.

Financing activities used ($100,000) in the three months ended March 31, 2014, compared to $0 during the comparable period in 2013.

As of March 31, 2014, assets exceed our liabilities by $839,346.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had revenue from management fees of $82,250 and a net loss of ($77,197) for the three months ended March 31, 2014 compared to revenue of $180,000 and net income of $20,383 for the three months ended March 31, 2013. These factors indicate the Company is generating revenues; however, The Company's continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.
Inflation

Inflation does not materially affect our business or the results of our operations.

Recent Accounting Pronouncements

The Company has carefully considered the new pronouncements that altered generally accepted accounting principles.  The Company does not believe that any new or modified principles will have a material impact on the Company's reported financial position or operations in the near term.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market rate risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

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

Our operations are conducted primarily in the United States and are not subject to foreign currency exchange rate risk. Some of our products are sourced internationally and may fluctuate in cost as a result of foreign currency swings; however, we believe these fluctuations have not been significant.

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

The Company's management, with the participation of our principal executive and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective.

Changes in Internal Controls over Financial Reporting

There was no change in the Company's internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6                          EXHIBITS

Exhibit No.	Description
31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d -
14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith

101
Financial statements from the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the quarter ended March 31, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: May 15, 2014	/s/ Andy Fan
Andy Z. Fan
Principal Executive Officer