Form 10-Q
period 2014-06-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2014-08-14
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to _____________
Commission File No. 000-54354

AF OCEAN INVESTMENT MANAGEMENT COMPANY
(Exact name of small business issuer as specified in its charter)
FLORIDA	14-1877754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Tax. I.D. No.)
15500 Roosevelt Blvd., Ste. 305, Clearwater, FL	33760
(Address of Principal Executive Offices)	(Zip Code)

(212) 729-4951
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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer's classes of common equity as of August 13, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	488,099,292

Part I – Financial Information
Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Item 4.  Controls and Procedures
Part II – Other Information
Item 2.  Unregistered Sales of Equity Securities
Item 6.  Exhibits
Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets
Cash	$428,887	$569,825
Cash-Restricted	870,909	-
Prepaid Expenses	9,066	11,313
Deposits	2,555	-
Accounts Receivable	-	135,000
Total Current Assets	$1,311,417	$716,138

Other Assets
Property & equipment, net of depreciation of $10,636 and $7,403	$15,656	$17,618
Intangibles	294,193	294,193
Related Party Receivable	-	22,000
Total other assets	309,849	333,811
Total Assets	$1,621,266	$1,049,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,227	$-
Note payable-ICM	-	100,000
Accrued expenses	-	15,508
Client Escrow Account	870,909	-
Due to Related Parties	16,577	16,577
Total current liabilities	$889,713	$132,085

Stockholders' equity
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 92,147,466 and 92,105,466 shares issued and outstanding.	921,475	921,055
Subscription receivable	(74,093)	(74,093)
Additional paid-in capital	904,592	863,012
Accumulated Other comprehensive income	(687)	527
Accumulated deficit	(1,019,734)	(792,637)
Total stockholders' equity	$731,553	$917,864

Total liabilities and stockholders' equity	$1,621,266	$1,049,949

See accompanying notes to the unaudited consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Revenue
Management Fee Income	$111,033	$-	$28,783	$-
Consulting Fee Income	-	315,000	-	135,000
Total Income	$111,033	$315,000	$28,783	$135,000

Costs and Expenses
General and Administrative	113,114	114,679	72,359	51,066
Payroll	109,349	69,458	58,895	36,752
Professional Fees	115,524	118,506	47,556	68,104
Total Costs and Expenses	$337,987	$302,643	$178,810	$155,922

Operating (Loss) Income	$(226,954)	$12,357	$(150,027)	$(20,922)

Other Income (Expense)	(391)	12,984	-	12,984
Interest Income (Shanghai and US)	248	177	125	85
Debt Discount Amortization Expense	-	(25,976)	-	(12,988)
Total Other Income (Expense)	(143)	(12,815)	125	81

Net (Loss) Income	$(227,097)	$(458)	$(149,902)	$(20,841)

Foreign Currency (Loss) Gain	(1,214)	134	(109)	134
Net Comprehensive (Loss) Income	$(228,311)	$(324)	$(150,011)	$(20,707)

Earnings Per Share – Basic and Dilutive	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average shares	92,106,626	7,327,720	92,107,312	7,327,720

See accompanying notes to the unaudited consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2014 (Unaudited)	2013 (Unaudited)
Operating activities
Net (Loss) Income	$(227,097)	$(458)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization Expense	3,233	1,812
Bad Debt	20,000	-
Stock Based Compensation	42,000	-
Amortization of Debt Discount	-	25,976
Note Receivable	2,000	-
Accounts Receivable	135,000	-
Accounts Payable	2,227	610
Other Current Asset	(2,555)	-
Deferred Revenue	-	(180,000)
Payroll Liabilities and Accrued Expenses	(15,508)	3,356
Prepaid Expenses	2,247	-
Net Cash (Used) in Operating Activities	$(38,453)	$(148,704)

Investing Activities
Advances on Notes Payable	-	(6,000)
Purchase of Property and Equipment	(1,271)	(2,682)
Net cash used in investing activities	$(1,271)	$(8,682)

Financing activities
Proceeds from Share Issuance	-	425,000
(Repayments to) Advances from Related Parties	-	(58,990)
Payments on Notes Payable	(100,000)	-
Net Cash (used in) Provided by Financing Activities	$(100,000)	$366,010

Foreign Currency Translation	(1,214)	134

Net increase (decrease) in cash	(140,938)	208,758
Cash and Cash Equivalents, beginning of period	569,825	402,510
Cash and Cash Equivalents, end of period	428,887	611,268

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$8,180	$2,500
Taxes	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
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

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.
The financial statements include the accounts and activity of AF Ocean Investment Management Company and its wholly owned subsidiary, AF Ocean Investment Management Company (Shanghai Ltd. as of July 6, 2012, the date of acquisition.  All intercompany balances and activity have been eliminated.

Basis of Presentation and Use of Estimates.
In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six month periods ended June 30, 2014 and 2013; (b) the financial position at June 30, 2013; and (c) cash flows for the six month periods ended June 30, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 4, 2014.

Our financial statements may not be comparable to companies that comply with public company effective dates.  Due to our election  not to opt out of the extended transition period that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. All Amounts referenced in these Financial Statements and this Report are in US Dollars unless otherwise stated.

Cash and Cash Equivalents.  Cash is maintained with a major financial institution in the United States.  Deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The cash for the Company's wholly foreign owned entity, AF Ocean Investment Management Company (Shanghai Ltd.). ("AF Ocean (Shanghai)"), is maintained with a state owned financial institution in Shanghai, China. All currency is in represented in US Dollars.

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

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at June 30, 2014.

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the financial statements of its wholly foreign owned entity ("WFOE"), AF Ocean (Shanghai), into the consolidated corporate statements on the Balance Sheet with an accumulated exchange rate adjustment of ($687).  The effect of the foreign currency translation is recorded in other comprehensive income.

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

The Company may issue restricted stock for various business and administrative services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   There were 42,000 shares issued to Mr. Xeuji for share based compensation paid in the six months ended June 30, 2014. There were no shares issued during the year ended December 31, 2013.

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

Earnings per Share.  In accordance with ASC 260-10, "Earnings Per Share", basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period.  At June 30, 2014 dilutive earnings per share were anti-dilutive compared to June 30, 2013, there were no anti-dilutive shares.

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

Recent Accounting Pronouncements.  The Company reviews new accounting pronouncements as issued. No new updates had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2014 through the date these financial statements were issued.

NOTE 3.                          GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had $111,033 in revenue for the six months ended June 30, 2014 from management fees.  During that same period, the Company had a net loss of ($227,097). These factors indicate the Company is generating revenues; however the Company's continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.                          RELATED PARTY TRANSACTIONS

On December 23, 2013, AF Ocean Investment Management Company (Shanghai Ltd.)., and ChinAmerica Andy Movie Entertainment Media Co. ("ChinAmerica") entered into a management agreement.  This agreement calls for AF Ocean to receive and maintain all money in an escrow like fashion on behalf of ChinAmerica. When the money is deposited into AF Ocean a ten percent (10%) management fee will be earned by for the collection and maintenance of the funds received.

As of June 30, 2014, payments totaling ($983,330) (USD) have been received though AF Ocean Investment Management Company (Shanghai Ltd.) on behalf of ChinAmerica.

As of period ended June 30, 2014 AF Ocean Investment Management Company (Shanghai Ltd.) collected a total of $98,333 in management fees from ChinAmerica.

NOTE 5.                          NOTE PAYABLE

On February 3, 2014, the Company paid $107,788 to Island Capital Management as payment in full on the $100,000 ICM Note.

NOTE 6.                          STOCKHOLDERS' EQUITY

As of June 30, 2014 and December 31, 2013, the Company had 92,147,466 and 92,105,466 shares of common stock issued and outstanding, respectively. As of June 30, 2014, the subscription receivable due from the majority shareholder is $74,093.  There are no terms determined and the receivable is expected to be settled before the end of the year.

Stock issuance during the six months ended June 30, 2014, were as follows:

Dates shares issued	Shares Issued To/For	Amount/Stock Value	Shares Issued	Price Per Share
6/26/14	Sun Xueji / Management Compensation	$42,000	42,000	$1.00 Per Share
Total		$42,000	42,000

The Company has no options or warrants issued or outstanding and no preferred shares have been issued as of June 30, 2014.

NOTE 7.                          COMMITMENTS AND CONTINGENCIES

On December 23, 2013, the Company, through its wholly foreign owned entity, AF Ocean Investment Management Company (Shanghai Ltd.) ("AF Ocean-Shanghai"), entered into a Management Agreement with ChinAmerica Andy Movie Entertainment Media Company ("ChinAmerica"), a Florida corporation.  ChinAmerica has operations' in China and will be receiving payment for such operations in China.  Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained AF Ocean-Shanghai to manage the money it receives from its Chinese operations. On January 28, 2014, the first payments totaling ($250,000) (USD) for ChinAmerica were received through AF Ocean-Shanghai. The funds were deposited into the AF Ocean-Shanghai bank account for the benefit of ChinAmerica. As of the six months ended June 30, 2014, the current balance in the escrow account is $870,909. Pursuant to the Management Agreement, AF Ocean-Shanghai will receive a fee equal to 10% of each deposit or wire received on ChinAmerica's behalf.

From time to time the Company may be a party to litigation matters involving claims against the Company.  Management believes that there are no current matters that would have a material effect on the Company's financial position or results of operations.

The Company rents office space in New York, New York, Shanghai, China and recently moved its main operations from Sarasota, FL to Clearwater, FL.  The terms for the New York and the Shanghai, China locations are month to month and were started on March 1, 2012. The monthly rent is approximately $200, and $3,600, respectively. The terms for the Clearwater, Florida office are for 1 year, and commenced on July 1, 2014. The monthly rent is $2,020.

NOTE 8.                          SEGMENT REPORTING

In the third quarter of 2012, we acquired one operating segment, AF Ocean-Shanghai., in Shanghai, China, a provider of stock transfer agent and other business services to Chinese individuals who have investments in U.S. companies.   The following are the expenses attributed to AF Ocean-Shanghai for the six months ended June 30, 2014 as compared to the year ended December 31, 2013. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the financial statements.

Schedule of Segment Reporting Information by Segment
	June 30, 2014 (Unaudited)	December 31, 2013
AF Ocean Investment Management Company (Shanghai Ltd.). Segment:
Net ( Loss)	$(38,546)	$(30,937)
Total Assets	$8,459	$8,256

NOTE 9.                          PROPERTY, PLANT AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:
	June 30, 2014 (unaudited)	December 31, 2013
Property and Equipment	$26,292	$25,021
Less Accumulated Depreciation	$(10,636)	$(7,403)
Property and Equipment, net	$15,656	$17,618

Assets were depreciated over their useful lives when placed in service.  Depreciation expense was $3,233 and $1,812 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 10.                          SUBSEQUENT EVENTS

In July, 2014, the Company issued a total of 395,951,826 shares of common stock and 5,000,000 shares of Series A preferred stock. Management has evaluated subsequent events through August 14, 2014, the date the financial statements were available to be issued.  Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring additional adjustments or disclosures.

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

Employees

As of June 30, 2014, there were (5) full time employees (3) in Shanghai, China, and (2) in Florida.  This does not include the sole officer and director who manages the Company.

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

Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following table provides a summary of the results of operations for the six months ended June 30, 2014 and 2013 and for the last two full fiscal years.
Summary of Results of Operations
PERIOD	INCOME (LOSS) FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
Six months ended June 30, 2014	$(226,954)	$(143)	$(227,097)
Six months ended June 30, 2013	$12,357	$(12,815)	$(458)
December 31, 2013	$(62,857)	$(18,624)	$(81,482)
December 31, 2012	$(625,522)	$(19,225)	$(644,747)

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $428,887.

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

Table 1.0 Comparison of our Consolidated Statement of Operations for the Six Months Ended June 30, 2014 and 2013

Six Months Ended June 30, 2014 and 2013 (Unaudited)	2014	2013	Change	% Change
Revenue:	$111,033	$315,000	203,967	(65%)
Expenses:	337,987	302,643	(35,344)	(12%)
Income (Loss) from Operations	(226,954)	12,357	(239,311)	(1937%)
Other Income (Expense)	-	12,984	12,992	100%
Interest Income (Expense)	(143)	177	(13,305)	(181%)
Debt Discount Amortization	-	(25,976)	25,976	100%
Net (Loss) Income	$(227,097)	$(458)	226,640	(4949%)
Income (Loss) per share: basic and diluted	$(0.00)	$(0.00)

Revenue.
For the six months ended June 30, 2014, total revenue was $111,033, compared to $315,000 for the six months ended June 30, 2013, respectively. The 65% reduction in revenue is due to the consulting agreements that were completed by the last fiscal quarter of 2013. Revenue generated in the six months ending June 30, 2014 was directly attributable to the management agreement that we entered into on December 23, 2013 with ChinAmerica.

Operating Expenses.
The decrease in expenses for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 is due primarily to the decreased expenses in management fees and travel expenses.

Net Income (Loss).
As a result of the factors described above, we had a net loss of ($227,097) and ($458) for the six months ended June 30, 2014, as compared to 2013.

Table 2.0 Comparison of our Consolidated Statement of Operations for the Three Months Ended June 30, 2014 and 2013

Three Months Ended June 30, 2014 and 2013 (Unaudited)	2014	2013	Change	% Change
Revenue:	$28,783	$135,000	106,217	(79%)
Expenses:	178,810	155,922	22,888	(15%)
Income (Loss) from Operations	(150,027)	(20,922)	129,105	(617%)
Other Income (Expense)	-	(12,984)	14,238	100%
Interest Income (Expense)	125	85	40	(47%)
Debt Discount Amortization	-	(12,988)	12,988	100%
Net Income (Loss)	$(149,902)	$(20,841)	129,061	619%
Income (Loss) per share: basic and diluted	$(0.00)	$(0.00)

Revenue.
For the three months ended June 30, 2014, total revenue was $28,783, compared to $135,000 for the three months ended June 30, 2013, respectively. The 79% reduction in revenue is due to the consulting agreements that were completed by the last fiscal quarter of 2013.

Operating Expenses.
The increase in expenses for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is due primarily to the increased payroll for the three months ended June 30, 2014.

Net Income (Loss).
As a result of the factors described above, we had a net loss of ($149,902) and ($20,841) for the six months ended June 30, 2014, as compared to 2013.

Liquidity and Capital Resources

General. As of June 30, 2014, we had cash and cash equivalents of $428,887. In the previous period we had generated enough revenue through our consulting services to cover our expenses, which are generally fees for professional services and general and administrative activities.

Our operating activities used cash of $38,453 for the six months ended June 30, 2014 versus ($148,704) for the six months ended June 30, 2013. With a net loss of ($227,097) for the six months ended June 30, 2014, our operations are still supported by loans from the majority shareholder or equity purchases.

Net cash of ($1,271) was used in investing activities for the six months ended June 30, 2014 compared to ($8,682) used in the six months ended June 30, 2013.

Financing activities used ($100,000) in the six months ended June 30, 2014, compared to $366,010 during the comparable period in 2013.

As of June 30, 2014, our liabilities exceed our assets by $139,356.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had revenue from management fees of $111,033 and a net loss of ($227,097) for the six months ended June 30, 2014 compared to revenue of $315,000 and net income of ($458) for the six months ended June 30, 2013. These factors indicate the Company is generating revenues; however, The Company's continuation as a going concern is dependent upon its ability to continue to generate revenues through its new business direction.

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

PART II – OTHER INFORMATION

ITEM 2                                UNREGISTERED SALES OF EQUITY SECURITIES

On June 26, 2014, we issued 42,000 shares of our common stock to Mr. Sun Xueji as stock-based compensation.  Mr. Xueji is a manager in connection with our China operations through our wholly-owned subsidiary, AF Ocean-Shanghai.  The aggregate value of the 42,000 shares is $42,000, based on a $1.00 closing price of our common stock on the OTCQB tier of the OTC marketplace on July 16, 2014.  The offering of the shares was not registered under the Securities Act of 1933, as amended (the "Securities Act"), but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and Rule 903 of Regulation S promulgated thereunder, insofar as the common stock was offered and sold in an "offshore transaction" and there were no "directed selling efforts" in or into the United States of the common stock, all within the meaning of Rule 902 of Regulation S.  Furthermore, the recipient is not a United States citizen; nor did he acquire the common stock for the account or benefit of a United States citizen.  The recipient of the shares took them for investment purposes without a view to distribution and he had access to information concerning us and our business prospects.  Furthermore, there was no general solicitation or advertising for the purchase of the shares, and the shares are restricted pursuant to Rule 144 under the Securities Act.

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: August 14, 2014	/s/ Andy Fan
Andy Z. Fan
Principal Executive Officer