Form 10-Q
period 2014-09-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2014-11-19
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2014
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The number of shares outstanding of each of the issuer's classes of common equity as of November 19, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.01 par value	188,099,292

Part I – Financial Information
Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Item 4.  Controls and Procedures
Part II – Other Information
Item 1.  Legal Proceedings
Item 2.  Unregistered Sales of Equity Securities And Use Of Proceeds
Item 3.  Defaults Upon Senior Securities
Item 4.  Mine Safety Disclosures
Item 5.  Other information
Item 6.  Exhibits
Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(All Amounts Shown in US Dollars)

	September 30, 2014 (unaudited)	December 31, 2013
ASSETS
Current assets
Cash	$225,913	$569,825
Cash held for Related party	1,304,460	-
Prepaid Expenses	1,373	11,313
Accounts Receivable	12,700	135,000
Total Current Assets	1,544,446	716,138

Other Assets
Property & equipment, net of depreciation of $12,377 and $7,403	16,120	17,618
Intangibles	294,193	294,193
Deposits	2,555	-
Related Party Receivable	213,476	22,000
Total Other Assets	526,344	333,811

Total Assets	$2,070,790	$1,049,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,165	$-
Note payable-ICM	-	100,000
Accrued expenses	-	15,508
Cash due to Related Party	1,304,460	-
Due to Related Parties	22,234	16,577
Total Current Liabilities	1,327,859	132,085

Total Liabilities	1,327,859	132,085

Stockholders' equity
Preferred Stock, nil par value, 5,000,000 issued and authorized	75,000,000	-
Common Stock, $0.01 par value, 5,000,000,000 shares authorized; 188,099,292 and 92,105,466 shares issued and outstanding.	1,880,993	921,055
Subscription receivable	-	(74,093)
Additional paid-in capital	20,896,900	863,012
Accumulated deficit	(97,034,962)	(792,637)
Total stockholders' equity	742,931	917,864

Total liabilities and stockholders' equity	$2,070,790	$1,049,949

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(All Amounts Shown in US Dollars)

	Nine Months ended September 30,		Three Months ended September 30,
	2014	2013	2014	2013

Revenue:
Related Party Management Fees	$181,448	-	$70,415	$-
Consulting Fee Income	-	450,000	-	135,000
Total Income	181,448	450,000	70,415	135,000

OperatingExpenses:
Marketing Expense	95,909,826	-	95,909,826	-
General and Administrative	186,386	178,582	75,245	63,903
Payroll	159,471	111,396	50,122	41,939
Professional Fees	171,431	181,646	55,907	63,140
Total Operating Expenses	96,427,114	471,624	96,091,100	168,982

Operating (Loss) Income	(96,245,666)	(21,624)	(96,020,684)	(33,982)

Other Income (Expense)	(391)	12,984	-	-
Interest Income	(243)	320	(490)	143
Foreign Currency Gain (Loss)	3,975	188	527	55
Debt Discount Amortization Expense	-	(27,044)	-	(1,068)
Total Other Income (Expense)	3,341	(13,552)	37	(870)

Net (Loss) Income	$(96,242,325)	$(35,176)	$(96,020,647)	$(34,852)

Earnings Per Share – Basic and Diluted	$(1.40)	$(0.00)*	$(0.59)*	$(0.00)*
Weighted average shares outstanding – Basic and Diluted	68,831,601	31,164,968	163,694,995	78,062,163

* denotes income (loss) of less than $0.01 per share.
The accompanying footnotes are an integral part of these condensed unaudited financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(All Amounts Shown in US Dollars)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Subscription Receivable	Other Comprehensive Income	Total Stockholders' Earnings
Balance, December 31, 2013	-	-	92,105,466	$921,055	$863,012	$(792,637)	$(74,093)	$527	$917,864
Stock for technology	5,000,000	$75,000,000	-	-	(75,000,000)	-	-	-	-
Stock for services	-	-	42,000	420	41,580	-	-	-	42,000
Stock for services	-		42,000	420	41,580	-	-	-	420,000
Stock for services	-	-	95,909,826	959,098	94,950,728	-	-	-	95,909,826
Net Loss	-	-				(96,242,325)	74,093	(527)	(96,168,758)
Balance, September 30, 2014	5,000,000	$75,000,000	188,099,292	$1,880,993	$20,896,900	$(97,034,962)	$-	$-	$742,931

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months ended September 30,
	2014 (Unaudited)	2013 (Unaudited)
Operating activities
Net (Loss) Income	$(96,242,325)	$(35,175)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and Amortization Expense	4,794	2,825
Bad Debt	20,000	-
Amortization of Debt Discount	-	27,044
Stock Issued for Services	95,993,826	-
Changes in operating assets and liabilities:
Related Party Receivable	(137,438)
Accounts Receivable	121,773	-
Accounts Payable	(6,232)	(200)
Prepaid Expenses	9,941	-
Deferred Revenue	-	(180,000)
Accrued Expenses	-	2,011
Other Current Asset	(2,555)	-
Net Cash (Used) in Operating Activities	(238,216)	(183,495)

Investing Activities
Note Receivable Advances	-	(6,000)
Purchase of Property and Equipment	(3,296)	(3,752)
Cash Held for Related Party	1,304,460	-
Cash Due to Related Party	(1,304,460)	-
Net cash used in investing activities	(3,296)	(9,752)

Financing activities
(Repayments to) Advances from Related Parties	(2,400)	(58,990)
Issuance of Common Stock	-	596,838
Repayment of Note Payable - ICM	(100,000)	-
Net Cash (used in) Provided by Financing Activities	(102,400)	537,848

Net increase (decrease) in cash	(343,912)	344,601

Cash and Cash Equivalents, beginning of period	569,825	402,510

Cash and Cash Equivalents, end of period	$225,913	$747,111

Supplemental disclosures of cash flow information:
Non-Cash Investing and Financing Activities
5 million shares of preferred stock issued to acquire technology	$75,000,000	$-
Common stock receivable transferred to related party	$74,094	$-
Shareholder loans converted into common stock	$-	$177,046
Non-cash provision for bad debt	$-	$20,000
95,993,826 shares of common stock issued for services	$95,993,826	$-

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

NOTE 1.                            BACKGROUND

AF Ocean Investment Management Company, formerly known as Dinello Restaurant Ventures, Inc., was incorporated under the laws of the State of Florida on April 2, 2003.  AF Ocean Investment Management Company, together with wholly owned subsidiary company, AF Ocean Investment Management Company (Shanghai) Ltd. hereinafter collectively referred to as the "Company", "AF Ocean", "us" or "we") promotes business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  The mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world's biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges. During the third quarter of this year the Company acquired intellectual property from Pilot New Energy Research Institute in the form of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction for $75 million dollars satisfied to the issuance of 5,000,000 million shares of preferred stock. The Company believes that this will be the Company's main business enterprise going forward. After acquiring the non-patented technology the Company subsequently issued 95,909,826 common shares valued at $95,909,826 to 1,349 people that will enable us to effectively market our non-patented technology relating to a new energy electric vehicle, to many organizations in China that we otherwise would not have been able to reach with other marketing programs relating to the non-patented technology.

NOTE 2.                          GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had $181,448 in revenue for the nine month period ended September 30, 2014 from management fees.  During that same period, the Company had a net loss of ($96,246,300). These factors indicate the Company is generating revenues; however the Company's continuation as a going concern is dependent upon its ability to generate revenues through its new business direction.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The financial statements include the accounts and activity of AF Ocean Investment Management Company and its wholly owned subsidiary, AF Ocean Investment Management Company (Shanghai Ltd.) as of July 6, 2012, the date of acquisition.  All intercompany balances and activity have been eliminated.

Basis of Presentation
In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine month periods ended September 30, 2014 and 2013; (b) the financial position at September 30, 2013; and (c) cash flows for the nine month periods ended September 30, 2014 and 2013, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on April 4, 2014.

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

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in Shanghai, China. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Property and Equipment
Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at September 30, 2014.

Foreign Currency Translation
The Company addressed the effect of the exchange rate differences resulting from the translation of the financial statements of its wholly foreign owned entity ("WFOE"), AF Ocean Investment Management Company (Shanghai Ltd.), into the consolidated corporate statements on the Balance Sheet with an accumulated exchange rate adjustment of ($4,663) for the three month period ended September, 2014 and ($1,214) for the nine month period ended September 30, 2014.  The effect of the foreign currency translation is recorded in income in the general and administrative expense line item.

Because of fluctuations (including possible devaluations) in currency exchange rates between ¥CNY and $USD or the imposition of limitations on conversion of foreign currencies into $USD, we are subject to currency translation exposure on the profits of our operations. Although the rates have remained relatively stable over the last year, this is not indicative of future changes or the related translation risk. Currently the Company does not hedge against foreign currency or interest rate risk, and as such significant changes in either can have adverse affects on our operations.

Income Taxes
The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company accounts for taxes in accordance with ASC 740-10, "Accounting for Uncertain Income Tax Positions." When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of September 30, 2014, tax years 2013, 2012, 2011 and 2010 remain open for IRS audit.  The Company has received no notice of audit from the IRS for any of the open tax years.

Intangible Assets
Intangible assets consist of business licenses in the Peoples' Republic of China and goodwill acquired in an acquisition during 2012.  Management believes that these are indefinite lived intangible assets; and as such will not be amortized. They are however subject to our impairment test quarterly as noted below.

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

Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

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
There were 42,000 common shares issued to Mr. Shumin Liao for share based compensation paid in the three month period ended September 30, 2014.

There were 42,000 common shares issued to Mr. Sun Xueji for share based compensation paid in the three month period ended September 30, 2014.

There were 5,000,000 preferred shares, which are convertible into 75,000,000 common shares, issued to Mr. Andy Fan as executive compensation paid in the three month period ended September 30, 2014.
During the three month period ended September 30, 2014, there were 95,909,826 common shares issued to 1,349 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology. The 95,909,826 shares are referred to as the "Promotional Shares."  The aggregate value of the Promotional Shares is $95,909,826 based on a $1.00 closing price of our common stock on the OTCQB tier of the OTC marketplace on July 28, 2014.  We did not receive any cash consideration in connection with the issuance of the Promotional Shares.  However, we believe that the issuance of these shares to these 1,349 people will enable us to effectively market our non-patented technology relating to a new energy electric vehicle based on electromagnetic induction (the "Technology") to many organizations in China that we otherwise would not have been able to reach with other marketing programs relating to the Technology. The issuance of the Promotional Shares gives us the opportunity to be looked at as a key player in the electric vehicle industry. Common Chinese business practices still rely heavily on promotion through person-to-person communication and long standing personal relationships. We believe that tapping into the extensive personal relationships of the recipients of the Promotional Shares is the best approach for promoting the Technology to the masses in China. The offering and issuance of the Promotional Shares were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and Rule 903 of Regulation S promulgated thereunder, insofar as the Promotional Shares were offered and sold in an "offshore transaction" and there were no "directed selling efforts" in or into the United States of the Promotional Shares, all within the meaning of Rule 902 of Regulation S.  Furthermore, no recipient of the Promotional Shares is a United States citizen; nor did any recipient acquire the Promotional Shares for the account or benefit of a United States citizen; and the Promotional Shares are restricted pursuant to Rule 144 under the Securities Act.

There were no shares issued during the year ended December 31, 2013.

Loss per Share
In accordance with ASC 260-10, "Earnings Per Share", basic net earnings (loss) per common share is computed by dividing the net earnings (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. During the three month period ended September 30, 2014, the Company issued 5,000,000 shares of our Series A Preferred Stock (the "Preferred Shares").  The Preferred shares were issued in connection with a transfer of the Technology from Pilot New Energy Research Institute of Beijing to our WFOE.  In exchange for transferring the Technology to our WFOE, we agreed to issue the Preferred Shares to the institute's sole legal representative, Mr. Andy Fan.  Mr. Fan is also our sole officer and director.  The Preferred Shares have an aggregate preferred liquidation value of $75 million, have super voting rights equivalent to 500,000,000 common shares and are convertible into 75,000,000 common shares.  The amount of Preferred Shares issued in exchange for the Technology was based on several factors, including an assessment of the value of the Technology by a government licensed independent third-party, application of a 20% discount to such value and the current closing price of the common stock.  The offering and issuance of the Preferred Shares was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.  The recipient of the Preferred Shares took them for investment purposes without a view to distribution.  Furthermore, he had access to information concerning us and our business prospects; there was no general solicitation or advertising in connection with the offering and issuance of the Preferred Shares; and the Preferred Shares are restricted pursuant to Rule 144 under the Securities Act.

Segment Information
In accordance with the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", the Company is required to report financial and descriptive information about its reportable operating segments which meet the quantitative thresholds delineated. The Company has one reporting segment that does not meet any of the quantitative thresholds to require separate reporting, see Note 8 for additional information.

Comprehensive Income (Loss)
Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as Capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. There is no difference between net income and comprehensive income for wither period presented.

Recent Accounting Pronouncements
We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company financial statements.

NOTE 4.                          RELATED PARTY TRANSACTIONS

On December 23, 2013 AF Ocean Investment Management Company (Shanghai Ltd.) entered into an agreement with ChinAmerica Andy Movie Entertainment Media Co. for the collection and maintenance of all funds received in the People's Republic of China on behalf of ChinAmerica Andy Movie Entertainment Co.  All deposits received in the People's Republic of China will incur a management fee of ten percent (10%) due to the Company. As of September 30, 2014, payments totaling ($130,648) (USD) have been received for this management service.

Commencing on June 1, 2014 the Company entered into a one year agreement with two separate related parties to provide management services. Both related parties pay the Company $6,350 per month for management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. As of September 30, 2014, payments totaling ($50,800) has been received from both companies for these management services.

As of September 30, 2014, the Company showed a Related Party Payable in the amount of $8,056, as a result of cash loaned from a related party which will be paid in full by year end.

As of September 30, 2014, the related party receivable due from the majority shareholder is $74,093.  There are no terms determined and the receivable is expected to be settled before the end of the year.

During the nine month period ended September 30, 2014, the Company shows a balance of $14,178, as a result of a loan from the majority shareholder. During the three month ended September 30, 2014 $2,400 was paid back. On October 1, 2014 the balance of this loan was paid in full.

There are no other related party loans receivable or payable outstanding at September 30, 2014.

NOTE 5.                          NOTE PAYABLE

On February 3, 2014, the Company paid $107,788 to Island Capital Management as payment in full on the $100,000 ICM Note. There are no other related party loans receivable or payable outstanding at September 30, 2014 other than the above mentioned $8,056.

NOTE 6.                          STOCKHOLDERS' EQUITY

Common Stock

On June 26, 2014, as compensation for consulting services performed for the Company, we issued 42,000 common shares valued at $42,000, based on a $1.00 closing price of our common stock on the OTCQB tier of the OTC marketplace to Mr. Sun Xueji. The $42,000 was included in the general and administrative expense line item in the statement of operations.

On July 16, 2014, as compensation for consulting services performed for the Company, we issued 42,000 common shares valued at $42,000, based on a $1.00 closing price of our common stock on the OTCQB tier of the OTC marketplace to Mr. Shumin Liao. The $42,000 was included in the general and administrative expense line item in the statement of operations.

Neither Mr. Xueji nor Mr. Liao are employees of the Company.

On July 28, 2014, we issued an additional 95,909,826 common shares to 1,349 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology. The aggregate value of these shares is $95,909,826 based on a $1.00 closing price of our common stock on the OTCQB tier of the OTC marketplace on July 28, 2014. We did not receive any cash consideration in connection with the issuance of the Promotional Shares, and the expense was included in a separate line item in the statement of operations The offering and issuance of these Promotional Shares were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and Rule 903 of Regulation S promulgated thereunder, insofar as the Promotional Shares were offered and sold in an "offshore transaction" and there were no "directed selling efforts" in or into the United States of the Promotional Shares, all within the meaning of Rule 902 of Regulation S.  Furthermore, no recipient of the Promotional Shares is a United States citizen; nor did any recipient acquire the Promotional Shares for the account or benefit of a United States citizen; and the Promotional Shares are restricted pursuant to Rule 144 under the Securities Act.

Excluding the issued and subsequently cancelled 300,000,000 common shares, we issued a total of 95,993,826 common shares during the nine month period ended September 30, 2014, all of which were valued at $1.00 based on average trading prices for the period and lack of a fluid market for a more precise valuation. The par value per share is .01, the difference between the par value and the price per share issued has been charged to APIC.

Stock issuance during the nine month period ended September 30, 2014, were as follows:

Dates shares issued	Shares Issued To/For	Amount/Stock Value (USD)	Shares Issued	Price Per Share
6/26/14	Mr. Xueji / Consulting Compensation	$42,000	42,000	1.00
7/16/14	Mr. Liao / Consulting Compensation	$42,000	42,000	1.00
7/28/14	Multiple shareholders / Marketing shares	$95,909,826	95,909,826	1.00
Total		$95,993,826	95,993,826

As of September 30, 2014 and December 31, 2013, the Company had 188,099,292 and 92,105,466 shares of common stock issued and outstanding, respectively.
The Company has no options or warrants issued or outstanding.

Series A Preferred Stock

On July 24, 2014, the Company issued 5,000,000 shares of Series A Preferred Stock(the "Preferred Shares") in connection with a transfer of Pilot New Energy Research Institute of Beijing's (the "Institute's") intellectual property in the form of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction (the "Technology") to the Subsidiary. In exchange for the transfer of the Technology to the Subsidiary, the Company agreed to issue the Preferred Shares to the institute's sole legal representative, Mr. Andy Fan, our principal shareholder and sole director.

The Technology had been valued at approximately $96.2 million by a government licensed independent third-party. From this valuation an approximate discount of 22% was applied, for consideration of the expanded voting rights for common stock.  The Subsidiary agreed to purchase the Technology for $75 million to be satisfied through the issuance of the Preferred Shares.

The Preferred Shares have nil par value, an aggregate preferred liquidation value of $75 million, are convertible into 75,000,000 shares of our common stock and have the voting rights equivalent to 500,000,000 shares of common stock.

The offering and issuance of the Preferred Shares was not registered under the Securities Act, but was made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) thereof.  The recipient of the Preferred Shares took them for investment purposes without a view to distribution.  Furthermore, he had access to information concerning us and our business prospects; there was no general solicitation or advertising in connection with the offering and issuance of the Preferred Shares; and the Preferred Shares are restricted pursuant to Rule 144 under the Securities Act.

Under US GAAP, the transfer of technology between two entities, the Institute and the Subsidiary, both of which are under the common control of Mr. Fan, needs to take place at historic cost, not at appraised value. However, as it has not been possible to determine the historic costs associated with the development of the Technology, no value has been recognized on our balance sheet with respect to the Technology and the $75 million value assigned to the Preferred Stock has been charged to additional paid in capital.

As of September 30, 2014, the Company had 5,000,000 shares of Series A Preferred Stock issued and outstanding, compared to December 31, 2013 with zero shares.

NOTE 7.                          COMMITMENTS AND CONTINGENCIES

On December 23, 2013, the Company, through its WFOE, AF Ocean Investment Management Company (Shanghai Ltd.) ("AF Ocean-Shanghai"), entered into a Management Agreement with ChinAmerica Andy Movie Entertainment Media Company ("ChinAmerica"), a Florida corporation.  ChinAmerica has operations' in China and will be receiving payment for such operations in China.  Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained AF Ocean-Shanghai to manage the money it receives from its Chinese operations.

As of the nine month period ended September 30, 2014, the current balance in the account held on behalf of ChinAmerica is $1,304,460. Pursuant to the Management Agreement, AF Ocean-Shanghai will receive a fee equal to 10% of each deposit or wire received on ChinAmerica's behalf.

Legal
We were not subject to any litigation during the three and nine month period ended September 31, 2014 or 2013.  As of September 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Other Commitments
The Company rents office space in New York, New York, Shanghai, China and recently moved its main operations from Sarasota, FL to Clearwater, FL.  The terms for the New York and the Shanghai, China locations are month to month and were started on March 1, 2012. The monthly rent is approximately $300, and $3,600, respectively. The terms for the Clearwater, Florida office are for 1 year, and commenced on July 1, 2014. The monthly rent is $2,020 plus electric used on a monthly basis.

NOTE 8.                          SEGMENT REPORTING

In the third quarter of 2012, we acquired one operating segment, AF Ocean-Shanghai., in Shanghai, China, a provider of stock transfer agent and other business services to Chinese individuals who have investments in U.S. companies.   The following are the expenses attributed to AF Ocean-Shanghai for the nine month period ended September 30, 2014 as compared to the year ended December 31, 2013. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the financial statements.

Schedule of Segment Reporting Information by Segment
	September 30, 2014 (Unaudited)	December 31, 2013
AF Ocean Investment Management Company (Shanghai Ltd.). Segment:
Net ( Loss)	$(70,992)	$(30,937)
Total Assets	$8,990	$8,256

NOTE 9.                          PROPERTY, PLANT AND EQUIPMENT

Property consists of equipment purchased for the production of revenues:
	September 30, 2014 (unaudited)	December 31, 2013
Property and Equipment	$28,497	$25,021
Less Accumulated Depreciation	$(12,377)	$(7,403)
Property and Equipment, net	$16,120	$17,618

Assets were depreciated over their useful lives when placed in service.  Depreciation expense was $4,974 and $2,825 for the nine month period ended September 30, 2014 and 2013, respectively.

NOTE 10.                          SUBSEQUENT EVENTS

On October 10, 2014, we issued 69,091,497 common shares to 1,619 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology.  The aggregate value of these shares is $76,000,647 based on a $1.10 closing price of our common stock on the OTCQB tier of the OTC marketplace on October 10, 2014.  We did not receive any cash consideration in connection with the issuance of these shares.  The offering and issuance of these shares were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and Rule 903 of Regulation S promulgated thereunder, insofar as these shares were offered and sold in an "offshore transaction" and there were no "directed selling efforts" in or into the United States of these shares, all within the meaning of Rule 902 of Regulation S.  Furthermore, no recipient of these shares is a United States citizen; nor did any recipient acquire these shares for the account or benefit of a United States citizen; and these shares are restricted pursuant to Rule 144 under the Securities Act.
During the nine month period ended September 30, 2014, the Company shows a loan of $14,178 due to a Related Party. On October 1, 2014, this loan was paid in full.

We have evaluated subsequent events through November 19, 2014. There have been no subsequent events after September 30, 2014, for which disclosure is required.

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

We are an operating company in the business consulting and management services. We have a limited operating history from our current consulting service business.

Our Board of Directors believes that we can operate as a business consulting firm during the next twelve months.  . The Company is in the process of a strategic change in operations.  During third quarter of this year the Company acquired intellectual property from Pilot New Energy Research Institute in the form of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction for $75 million dollars satisfied to the issuance of 5,000,000 million shares of preferred stock. The Company believes that this will be the Company's main business enterprise going forward. After acquiring the Technology the Company subsequently issued the Company subsequently issued 95,909,826 common shares valued at $95,909,826 to 1,349 people that will enable us to effectively market our non-patented technology relating to a new energy electric vehicle, to many organizations in China that we otherwise would not have been able to reach with other marketing programs relating to the Technology. The realization value from any strategic change in operations is largely dependent on factors beyond our control such as the market for our services.   We may raise cash from sources other than our operations. Our only other source for cash at this time is investment by others in the Company

Employees

As of September 30, 2014, there were (5) full time employees (3) in Shanghai, China, and (2) in Florida.  This does not include the sole officer and director who oversees our operations.

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

Impairment of Long-Lived Assets

FASB ASC 360 requires that long-lived assets, and certain identifiable intangible assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  We assess the potential impairment of long-lived assets, principally property and equipment, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We determine if there is impairment by comparing undiscounted future cash flows from the related long-lived assets with their respective carrying values. In determining future cash flows, significant estimates are made by us with respect to future operating results of the restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, which are subject to a high degree of judgment. The adoption of FASB ASC 360 has not materially affected the Company's reported earnings, financial condition or cash flows.

Results of Operations for the Nine Month period ended September 30, 2014 and 2013

The following table provides a summary of the results of operations for the nine month period ended September 30, 2014 and 2013 and for the last two full fiscal years.
Summary of Results of Operations
PERIOD	INCOME (LOSS) FROM OPERATIONS	TOTAL OTHER (INCOME) EXPENSE	NET INCOME (LOSS)
Nine Months Ended September 30, 2014	$(96,245,666)	$(634)	$(96,246,300)
Nine Months Ended September 30, 2013	$(21,624)	$(13,741)	$(35,364)
December 31, 2013	$(62,858)	$(18,624)	$(81,482)
December 31, 2012	$(625,521)	$(19,225)	$(644,747)

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $225,913.

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

Table 1.0 Comparison of our Consolidated Statement of Operations for the Nine Months Ended September 30, 2014 and 2013

Nine Months Ended September 30, 2014 and 2013 (Unaudited)	2014	2013	Change	% Change
Revenue:	$181,448	$450,000	268,552	(60%)
Expenses:	96,427,114	471,624	95,955,490	20346%
Income (Loss) from Operations	(96,245,666)	(21,624)	96,224,042	(4450%)
Other Income (Expense)	(243)	13,304	13,547	102%
Interest Income (Expense)	(391)	(27,044)	26,653	(100%)
Net (Loss) Income	$(96,246,300)	$(35,364)	96,210,936	(2721%)
Income (Loss) per share: basic and diluted	$(0.00)	$(0.00)

Revenue.
For the nine month period ended September 30, 2014, total revenue was $181,448, compared to $450,000 for the nine month period ended September 30, 2013, respectively. The reduction in revenue is due to the consulting agreements that were completed by the last fiscal quarter of 2013. Revenue generated in the nine month period ending September 30, 2014 was directly attributable to the management agreement that we entered into on December 23, 2013 with ChinAmerica.

Operating Expenses.
The increase in expenses for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013 is due primarily to the 95,909,826 shares of Common Stock recorded in General and Administrative as marketing expenses.

Net Income (Loss).
As a result of the factors described above, we had a net loss of ($96,246,300) and ($35,364) for the nine month period ended September 30, 2014, as compared to 2013.

Table 2.0 Comparison of our Consolidated Statement of Operations for the Three Months Ended September 30, 2014 and 2013

Three Months Ended September 30, 2014 and 2013 (Unaudited)	2014	2013	Change	% Change
Revenue:	$70,415	$135,000	64,585	(48%)
Expenses:	96,089,127	168,982	95,920,145	(5676%)
Income (Loss) from Operations	(96,018,712)	(33,982)	95,984,730	(2824%)
Other Income (Expense)	(490)	143	14,238	443%
Interest Income (Expense)	-	(1,068)	1,068	100%
Net Income (Loss)	$(96,019,202)	$(34,907)	95,984,295	(2750%)
Income (Loss) per share: basic and diluted	$(0.00)	$(0.00)

Revenue.
For the three months ended September 30, 2014, total revenue was $70,415, compared to $135,000 for the three month period ended September 30, 2013, respectively. The reduction in revenue is due to the consulting agreements that were completed by the last fiscal quarter of 2013.

Operating Expenses.
The increase in expenses for the three month period ended September 30, 2014 compared to the three month period ended September 30, 2013 is due primarily to the 95,909,826 shares of Common Stock recorded in General and Administrative as marketing expenses for the three month period ended September 30, 2014.

Net Income (Loss).
As a result of the factors described above, we had a net loss of ($96,019,202) and ($34,907) for the three month period ended September 30, 2014, as compared to 2013.

Liquidity and Capital Resources

General. As of September 30, 2014, we had cash and cash equivalents of $225,913. In the previous period we had generated enough revenue through our consulting services to cover our expenses, which are generally fees for professional services and general and administrative activities.

Our operating activities used cash of $(417,946) for the nine month period ended September 30, 2014 versus ($183,683) for the nine month period ended September 30, 2013. With a net loss of ($96,246,300) for the nine month period ended September 30, 2014, our operations are still supported by loans from the majority shareholder or equity purchases.

Net cash of (3,296) was used in investing activities for the nine month period ended September 30, 2014 compared to ($9,752) used in the nine month period ended September 30, 2013.

Financing activities used $77,510 in the nine month period ended September 30, 2014, compared to $537,848 during the comparable period in 2013.

As of September 30, 2014, our assets exceed our liabilities exceed by $529,455.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company had revenue from management fees of $181,448 and a net loss of ($96,246,300) for the nine month period ended September 30, 2014 compared to revenue of $450,000 and net income of ($35,364) for the nine month period ended September 30, 2013. These factors indicate the Company is generating revenues; however, The Company's continuation as a going concern is dependent upon its ability to continue to generate revenues through its new business direction.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

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

PART II – OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three month period ended September 30, 2014, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES

All unregistered sales of equity securities during the three month period ended September 30, 2014 were previously disclosed on Form 8-K filed by us with the SEC on August 13, 2014

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended September 30, 2014.

ITEM 4.                       MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5.                       OTHER INFORMATION

None.

ITEM 6.                       EXHIBITS

Exhibit No.	Description
31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d -14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith

101
Financial statements from the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the quarter ended March 31, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: November 19, 2014	/s/ Andy Fan
Andy Z. Fan
Principal Executive Officer