Form 10-Q/A
period 2014-09-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2014-11-20
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

AF Ocean Investment Management Company is filing this Amendment (this "Amendment") to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 filed with the Securities and Exchange Commission on November 19, 2014 (the "Original Filing") for the sole purpose of updating the interactive data files attached as Exhibit 101 to the Original Filing.
Updated Certifications under Sections 302 and 906 of the Sarbanes-Oxley Act 2002 are also included in this Amendment.
Except for the updated Exhibit 101, no other changes have been made to the Original Filing, and this Amendment does not amend, update or change any other items or disclosures in the Original Filing.

PART II - OTHER INFORMATION

ITEM 6.                  EXHIBITS

Exhibit No.	Description
31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith

101
Financial statements from the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the quarter ended September 30, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: November 20, 2014	/s/ Andy Z. Fan
Andy Z. Fan
Principal Executive Officer