Form 10-K
period 2014-12-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2015-03-31
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2014

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to _____________

Commission File Number 000-54354
AF OCEAN INVESTMENT MANAGEMENT COMPANY
(Exact name of registrant as specified in its charter)

Florida	14-1877754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15500 Roosevelt Blvd. Suite 305 Clearwater, FL 33760
(Address of principal executive offices) (Zip code)

(941) 907-8181
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, 43,304,427 shares of its common stock (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. Because there is no "established trading market" for the registrant's common stock, these shares have been arbitrarily valued at par value of $0.01 per share, and the aggregate market value of such shares at such date was $433,044.

As of March 24, 2015, there were 259,211,789 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These forward-looking statements are generally located in the material set forth under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and "Properties" but may be found in other locations as well.These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

We identify forward-looking statements by use of terms such as "may," "will," "expect," "anticipate," "estimate," "hope," "plan," "believe," "predict," "envision," "intend," "will," "continue," "potential," "should," "confident," "could" and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements.

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•	our ability to raise capital;

•	our ability to execute on our growth strategies;

•	our ability to find manufacturing partners on favorable terms;

•	declines in general economic conditions in the markets where we may compete;

•	our anticipated needs for working capital; and

•	significant competition in the markets where we may operate.

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis.

Forward-looking statements speak only as of the date of this report or the date of any document incorporated by reference in this report. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

PART I
ITEM 1.                          BUSINESS
AF Ocean Investment Management Company, was incorporated under the laws of the State of Florida on April 2, 2003. We have one wholly-owned subsidiary, AF Ocean Investment Management Company (Shanghai) Ltd. (the "Subsidiary"), which we acquired as of July 6, 2012. AF Ocean Investment Management Company and the Subsidiary are hereinafter collectively referred to as the "Company", "we" or "our."

Our Business
(1) Principal Products or Services and Their Markets
We promote business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions. Our mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world's biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.

Management expanded the target market of the People's Republic of China to accepting business from companies located anywhere is the world. This was done to have the availability of more and potentially longer term consulting agreements with companies needing a consulting firm with international contacts and experience. We will also make use of our website, www.afocean.com, for marketing our services to and for communicating with potential and current clients.

On July 24, 2014, we acquired, through the Subsidiary, intellectual property from Pilot New Energy Research Institute of Beijing in the People's Republic of China (the "Institute") in the form of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction (the "Technology"). In exchange for the transfer of the Technology to the Subsidiary, we issued 5,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Shares") to the Institute's sole legal representative, Mr. Andy Fan, our principal shareholder and sole director. The Preferred Shares have an aggregate preferred liquidation value of $75 million and have the voting rights equivalent to 500,000,000 shares of common stock. The Preferred Shares have no par value and are convertible into 75,000,000 shares of our common stock.

The board of directors of the Company (the "Board") believes that the Technology will be our main business enterprise going forward. After acquiring the Technology, we issued 167,012,323 shares of common stock valued at $1,670,123 to 3,160 Chinese citizens. These people will enable us to effectively market the Technology to many organizations in China that we otherwise would not have been able to reach with other marketing programs relating to the Technology.

 (2) Distribution Methods of Our Products or Services
Our services will be provided on the location of the client primarily. Where research and the development of financial information is necessary we may perform these functions at our offices so that we may involve our full staff to provide the most complete service possible.
Clients will be able to direct where we perform our services to the extent that they are willing to pay the necessary travel and related expenses. We anticipate that as a new business consulting firm most of our work will be performed at our client's location initially until we have built a reputation of providing quality services to a variety of international clients.
(3) Status of Any Publicly Announced New Product or Service.
We have not developed any new or unique products or services that would make us stand above our competition. We do believe however that our ability to penetrate the Chinese market due to our extensive contacts in China may be an advantage for our company.

(4) Competitive Business Conditions
Our competitors are all larger than we are and far more established so that barrier to entry into the international business consulting market will be a formidable one. Since 2008 we have seen major changes in our industry such as the demise of one of the largest international consulting firms. There still remain several large firms that not only serve clients internationally but also have a presence in the People's Republic of China. The companies that are able to maintain offices in China will have a geographical advantage over us. The extent of this advantage is difficult to measure as a presence in China does not necessarily translate into more business due to how Chinese companies do business.
We do believe that our large competitors have other advantages. They have more capital and resources to advertise and to market their businesses. They have larger staffs and most likely are able to complete many tasks in a shorter period of time. Due to their larger capital base they are able to attract staff that may be better educated and trained.
(5) Sources and Availability of Raw Materials and Names of Principal Suppliers
Because our main business is providing business consulting services, we do not use any raw materials nor have any suppliers at this time.
(6) Dependence on One or a Few Major Customers
We do not have any limitation on customers at this time. Presently we are soliciting business outside of our immediate area. We have concentrated our efforts over the last year and a half in trying to gain entry into business in Southeast Asia. Since we have modified our business plan to include working with companies anywhere in the world, we have redesigned our website to become more internationally known by companies seeking our type of consulting services.
(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts
At the present time we own the domain name, www.afocean.com. We have not registered the name "AF Ocean Investment Management Company" or the mark used by our business as a trade name or trademark, respectively, in Florida or any state or the United States Patent and Trademark Office. In addition to the Technology, which has not been patented in China or any other country, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:
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
            (9) Effect of Existing or Probable Governmental Regulations on the Business
Exchange Act Reporting Requirements
We are subject to the reporting requirements of Section 13 of the Exchange Act, and the disclosure requirements of Regulation S-K. However, as a "smaller reporting company," we are permitted to omit certain disclosures or provide less disclosure regarding certain information required to be disclosed under Regulation S-K as compared to companies that are not a "smaller reporting company."
We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company's shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least ten days prior to the date that definitive copies of this information are forwarded to the Company's shareholders.
The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders will cause our expenses to be significantly higher than they would be if we were a privately-held company.
Sarbanes-Oxley Act
We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; management assessment of our internal controls; auditor attestation to management's conclusions about internal controls (this is not applicable to "non-accelerated filers" and "smaller reporting companies"); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes-Oxley Act will substantially increase our legal and accounting costs.
Foreign Corrupt Practices Act
We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.
State and Local Regulations
There's no state or local regulations that require us to obtain a special business license for our business, however the City of Sarasota requires us to maintain a yearly business license and the State of Florida requires us to file an Annual Report. We are not required as a company to maintain Worker's Compensation Insurance and pay into the Florida Unemployment Compensation Fund since we have no employees. When we retain new officers and begin to pay salaries we will then have to apply for Workers Compensation Insurance and pay into the Florida Unemployment Compensation Fund.
(10) Amount Spent on Research and Development During Each of the Last Two Fiscal Years
The cost of our research and development is limited and we do not feel the cost of developing additional services will have any significant impact on our profitability.
In addition to researching new business services to offer our potential clients, we are continually researching small changes to our business model. This would include pursuing clients internationally as well contracting our services to our larger competitors.

(11) Cost and Effects of Compliance with Environmental Laws
We have not incurred costs or encountered adverse effects of a material nature in connection with compliance to all applicable federal, state and local environmental laws.
            (12) Number of Total Employees and Number of Full Time Employees
As of December 31, 2013 there were six (6) full-time paid employees. Our President, Andy Z. Fan, the majority shareholder in AF Ocean, devotes a minimum of 40 hours per week to the Company. As the business increases, he will delegate more of his work to new employees yet to be hired.
ITEM 1A.                          RISK FACTORS
We are a "smaller reporting company" as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to the requirements under Form 10-K.
ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                             PROPERTIES

On July 17, 2014, we moved our corporate office from Sarasota, Florida to 1,616 sq. ft. of office space located at 15500 Roosevelt Boulevard, Suite 305, Clearwater, Florida 33760 ("Suite 305"). We entered into a lease with AA Shuluga Rental for Suite 305, and we share Suite 305 with two customers, Sichuan Leaders Petrochemical Company ("Sichuan") and ChinAmerica Andy Movie Entertainment Media Co ("ChinAmerica"). The lease for Suite 305 is for a term of one year commencing July 1, 2014, and the monthly rent is $2,020. We did not enter into a sub-lease with Sichuan or ChinAmerica for use of Suite 305. Instead, their use of Suite 305 is included as part of the services provided by us to Sichuan and ChinAmerica under the management agreements. We consider our current office space arrangement adequate and will reassess our needs based upon our future growth.

The Subsidiary leases office space for three people located at Room 1122, 11th floor, No. 99, Fucheng Road, Pudong New Area, Shanghai City, China. The lease is a year-to-year agreement commencing on October 1 of each year and expiring on September 30 of the following year. The monthly rent is $3,383.

ITEM 3.                            LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions required to be disclosed by Item 103 of Regulation S-K.

ITEM 4.                           MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded over-the-counter and quoted on the OTCQB marketplace under the symbol "AFAN." Historically, there have been few trades and there currently is no "established trading market" for our shares of common stock. No assurance can be given that any market for our common stock will develop or be maintained.
The limited nature of the trading market can create the potential for significant changes in the trading price for our common stock as a result of relatively minor changes in the supply and demand for shares and perhaps without regard to our business activities. Because of the lack of specific transaction information and our belief that quotations during the below periods were particularly sensitive to actual or anticipated volume of supply and demand, we do not believe that such quotations during this period are reliable indicators of a trading market for our common stock.
The following table sets forth the high and low bid prices of our common stock for the periods noted. These bid prices were obtained from OTC Markets Inc. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$1.02	$0.20
Second Quarter	$1.02	$0.30
Third Quarter	$1.05	$0.35
Fourth Quarter	$1.51	$0.15

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$1.02	$1.02
Second Quarter	$1.05	$1.02
Third Quarter	$1.35	$1.02
Fourth Quarter	$1.30	$0.55

The SEC generally defines what is referred to as "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our common stock is a penny stock and as such is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.

Holders
As of the close of business on March 25, 2015, there were approximately 3,408 holders of record of our common stock.
Dividends
We have not declared any cash dividends on our common stock during our two most recent fiscal years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of the Board. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the Board. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2014, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On November 24, 2014, we issued 2,011,000 shares of common stock to 192 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology. The forgoing 2,011,000 shares are referred to as the "Promotional Shares." We did not receive any cash consideration in connection with the issuance of the Promotional Shares. The offering and issuance of these Promotional Shares were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and Rule 903 of Regulation S promulgated thereunder, insofar as the Promotional Shares were offered and sold in an "offshore transaction" and there were no "directed selling efforts" in or into the United States of the Promotional Shares, all within the meaning of Rule 902 of Regulation S.  Furthermore, no recipient of the Promotional Shares is a United States citizen; nor did any recipient acquire the Promotional Shares for the account or benefit of a United States citizen; and the Promotional Shares are restricted pursuant to Rule 144 under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any "affiliated purchaser" as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month within the fourth quarter of our fiscal year ended December 31, 2014.

ITEM 6.                          SELECTED FINANCIAL DATA

We are a "smaller reporting company" as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 301 of Regulation S-K.

ITEM 7.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See "Cautionary Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this annual report.

Overview and Going Concern

We currently provide business consulting and management services, and we believe we can and will continue to do so during the next twelve months. We are in the process of a strategic change in operations due to our acquisition of the Technology. We believe that our primary business enterprise going forward will be based on the Technology.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2014, current assets exceeded current liabilities by $245,561. Total assets increased from $1,049,949 at December 31, 2013 to $1,405,722 at December 31, 2014, and total liabilities increased from $132,085 at December 31, 2013 to $851,748 at December 31, 2014.

We had revenue from consulting and management services fees of $219,548 and a net loss of ($2,037,487) for the fiscal year ended December 31, 2014 as compared to revenue of $585,000 and a net loss of ($81,482) for the fiscal year ended December 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

The ability to continue as a going concern is dependent upon us generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. No assurance can be given that we will be successful in these efforts.
In the event we are unable to generate sufficient funds to continue our business efforts or if we are pursued by a larger company for a business combination, we will analyze all strategies to continue the Company and maintain or increase shareholder value. Under these circumstances, we would consider a merger, acquisition, joint venture, strategic alliance, a roll-up, or other business combination for the purposes of continuing the business and maintaining or increasing shareholder value. Management believes its responsibility to maintain shareholder value is of paramount importance, which means we should consider the aforementioned alternatives in the event funding is not available on favorable terms to us when needed.
Results of Operations

The following table provides a comparison of a summary of our results for the fiscal years ended December 31, 2014 and 2013.

	Fiscal Years Ended December 31,
	2014	2013	% Change
Revenue:	$219,548	$585,000	-63%
General and administrative expenses	$2,248,288	$643,587	250%
Depreciation and amortization	$8,896	$4,271	109%
Loss from operations	$(2,037,636)	$(62,858)	3,142%
Other income (expense):
Amortization of debt discount	$-	$(27,044)	-100%
Interest expense	$(391)	$(5,000)	93%
Interest income	$540	$386	40%
Other	$-	$13,034	-100%
Total other income (expense), net	$149	$(18,624)	101%
Net income (loss)	$(2,037,487)	$(81,482)	-2,401%
Foreign currency translation	$2,634	$296	790%
Comprehensive income	$(2,034,853)	$(80,955)	-2,414%
Income (loss) per share: basic and diluted	$(0.01)	$(0.01)

Loss from Operations. For the fiscal year ended December 31, 2014, total revenue was $219,548 as compared to $585,000 for the fiscal year ended December 31, 2013. Loss from operations was ($2,037,636) for the fiscal year ended December 31, 2014 as compared to ($62,858) for the fiscal year ended December 31, 2013. The decrease in revenue is attributable to a loss of consulting and management services fees. All of our revenue for the fiscal year ended December 31, 2014 was from management services fees paid by two companies affiliated with our sole officer and director, Andy Fan. We received $130,648 from ChinAmerica in connection with managing funds earned by and paid to ChinAmerica in China, and the remaining $88,900 from ChinAmerica and Sichuan in connection with management services agreements.

General and Administrative and Marketing Expenses. General and administrative expenses increased by $1,604,701 to $2,248,288 for the fiscal year ended December 31, 2014 as compared to $643,587 for the fiscal year ended December 31, 2013. The increase is attributable to $1,670,123 in common stock issued to 3,160 Chinese citizens for marketing services in China related to the Technology.

Net Income (Loss). As a result of the increase in expenses and decrease in revenue discussed above, our net loss increased by ($1,956,005) to ($2,037,487) for the fiscal year ended December 31, 2014 as compared to ($81,482) for the fiscal year ended December 31, 2013.

Liquidity and Capital Resources

General. As of December 31, 2014, we had cash and cash equivalents of $247,478 as compared to cash and cash equivalents of $569,825 as of December 31, 2013. We have met our cash needs through consulting and management services fees. Our cash requirements are generally for professional services and general and administrative activities. We do not believe that our cash balance and expected consulting and management services fees are sufficient to finance our cash requirements for expected operational activities going forward, and therefore we will require additional funding through either loans or the sale of equity, or both.

Operating Activities. Our operating activities used cash of $(204,926) for the fiscal year ended December 31, 2014 as compared to $(360,308) for the fiscal year ended December 31, 2013.

Investing Activities. Our investing activities used cash of $(3,477) for the fiscal year ended December 31, 2014 as compared to $(21,899) for the fiscal year ended December 31, 2013.

Financing Activities. Our financing activities used cash of $(116,577) for the fiscal year ended December 31, 2014 as compared to cash provided of $549,226 for the fiscal year ended December 31, 2013.

Cash Flow. The following table provides a summary of our cash flows for the fiscal years ended December 31, 2014 and 2013.

	Fiscal Years Ended December 31, 2014 and 2013

	2014	2013
Cash used in operating activities	$(204,926)	$(360,308)
Cash used in investing activities	$(3,477)	$(21,899)
Cash provided by financing activities	$(116,577)	$549,226
Foreign currency translation	$2,634	$296
Net increase (decrease) in cash	$(322,347)	$167,315

Income Taxes

At this time there is not an income tax expense to report. However at the end of each fiscal quarter the Company evaluates the income tax liability under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Revenue Recognition

Revenue from consulting and management services is recognized according to the terms of the consulting and management services agreements.  Generally, consulting and management services revenue will be recognized over the term of the agreement. Occasionally, deposits or prepayments may result in deferred income which will be recognized into income as the services are performed.

Inflation

Inflation does not materially affect our business or the results of our operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with generally accepted accounting principles of the United States ("GAAP"). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. We use historical data to assist in the forecast of our future results. Deviations from our projections are addressed when our financials are reviewed on a monthly basis. This allows us to be proactive in our approach to managing our business. It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

Management does not believe that our actual results are related to any sensitivity in estimates made by management. The year-end consistency of our results has shown that our prior year's historical data is the best projector of our future results.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on our consolidated financial statements.

ITEM 7A.                        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting company" as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of and for the fiscal years ended December 31, 2014 and 2013 are included beginning immediately following the signature page to this annual report. See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

On January 14, 2015, the Board approved the dismissal of Cutler & Co., LLC ("Cutler") as our independent registered public accounting firm and re-engagement of our previously engaged independent registered public accounting firm, DKM Certified Public Accountants ("DKM"). The dismissal of Cutler was not due to any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its review of the consolidated financial statements included in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2014. For more information regarding our change in accountants, see our Current Report on Form 8-K dated and filed with the SEC on January 16, 2015.

On October 2, 2014, the Board approved the dismissal of DKM as our independent registered public accounting firm and engagement of Cutler as our new independent registered public accounting firm. The dismissal of DKM was not due to any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports. For more information regarding our change in accountants, see our Current Report on Form 8-K dated October 2, 2014 and filed with the SEC on October 8, 2014.

ITEM 9A.                 CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to management and to the Board regarding the preparation and fair presentation of our published consolidated financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorizations of management and our directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; and (ii) a lack of segregation of duties within accounting functions. Based on this evaluation, our management concluded that as of December 31, 2014, we did not maintain effective internal control over financial reporting.

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

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) or combination of control deficiencies, that results in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2014 but not reported, whether or not otherwise required by this Form 10-K.

PART III

ITEM 10.                         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name and age of our sole director and executive officer. Our By-Laws provide for not less than one and not more than fifteen directors. Directors are elected annually by the shareholders to serve until the next annual meeting of the shareholders and until their successors are duly elected and qualified.

Name	Age	Position
Andy Z. Fan	50	Chairman of the Board, President, Treasurer, Chief Executive Officer, Chief Financial Officer

Background and of Directors and Executive Officers

Andy Z. Fan was appointed as a director and Chairman of the Board on September 15, 2011. He was subsequently appointed as Chief Executive Officer and President on October 7, 2011, and Chief Financial Officer and Treasurer on July 9, 2013. Mr. Fan is a prominent Chinese-American businessman with outstanding connections within the Chinese government, long standing relationships with the Chinese media and a strong following in China where he has appeared in various forms of media. He once served as the interpreter for China's Head of State - Prime Minister Li Peng in 1987, was awarded a full scholarship thereafter for graduate study in the U.S., where he was introduced to former U.S. President William Clinton by the University President and subsequently served as former President Clinton's Chinese interpreter.

Mr. Fan has written 15 books since 2004, including one describing his experience serving as President Clinton's Chinese interpreter titled "Clinton and My Life," which became the No. 1 best seller in China in June 2011. His 15 books are popular in China and have made him a well-respected and sought-after public speaker, as well as a frequent guest on Chinese television programs. He has also been featured in numerous Chinese magazines, including "Chinese Business Leader," "China Celebrity," "China Private Capital," "World Chinese Businessman," "Discovery," "Commerce" and "The View," among others. Due to his achievements and notoriety in China, he has been invited as the guest of honor and/or speaker by many prominent organizations, such as being invited to the Nobel Laureates Beijing Forum and Forbes China City Investment Forum in 2006. In 2009, in celebration of the 60th anniversary of the founding of the People's Republic of China, Mr. Fan was chosen to be one of "China's 60 Role Models in 60 Years," and his portrait was printed on a Chinese Postage Stamp that same year.

Other Directorships Held in Companies Subject to the Exchange Act Reporting Requirements

Mr. Fan is currently the sole director and executive officer of Sichuan Leaders Petrochemical Company. Its common stock is quoted on the OTCQB marketplace under the symbol "SLPC."

Mr. Fan is currently the sole director and executive officer of ChinAmerica Andy Movie Entertainment Media Co. Its common stock is quoted on the OTCQB marketplace under the symbol "CAME."

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to Mr. Fan: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares ("Section 16(a) Reporting Persons") are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Section 16(a) Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2014, other than discussed below, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during the fiscal year ended December 31, 2014 were timely filed by Section 16(a) Reporting Persons with the SEC.

Andy Z. Fan, officer, director and greater than 10% shareholder, did not timely file a Form 4 in connection with one transaction that occurred on July 24, 2014 regarding the acquisition of 5,000,000 Series A Preferred shares. Mr. Fan reported this transaction on a Form 4 filed with the SEC on January 6, 2015.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. In addition to the Code of Business Conduct and Ethics, our principal executive officer, principal financial officer and principal accounting officer are also subject to written policies and standards that are reasonably designed to deter wrongdoing and to promote: honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to the SEC and in other public communications made by us; compliance with applicable government laws, rules and regulations; the prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and accountability for adherence to the code.
We have posted the text of our Code of Business Conduct and Ethics on our Internet website, www.afocean.com. We intend to disclose future amendments to, or waivers from, certain provisions of our Code of Business Conduct and Ethics, if any, on our above Internet website within four business days following the date of such amendment or waiver.

Corporate Governance

Nominating Committee

We have neither a nominating committee for persons to be proposed as directors for election to the Board nor a formal method or procedures for shareholders to recommend nominees to the Board, because we have limited operations and have only one director. We also do not have any restrictions on shareholder nominations under our articles of incorporation or by-laws. Our sole director, who is also our sole executive officer, the beneficial owner of approximately 37% of our issued and outstanding common shares on a fully diluted basis and the holder of a majority of outstanding voting rights, is able to effectively manage the issues typically considered by a nominating committee. If we do establish a nominating committee or adopt procedures by which shareholders may recommend nominees to the Board, we will disclose this change to our procedures in recommending nominees to the Board.

Audit Committee and Audit Committee Financial Expert

We have not established an audit committee, nor any other designated committee of the Board, because we have limited operations and have only one director. Our sole director, Andy Z. Fan, functions as and performs the duties and responsibilities typically carried out separately by an audit committee: such as recommending a firm of independent certified public accountants to audit the financial statements, reviewing the auditors' independence, the financial statements and their audit report, and reviewing management's administration of the system of internal accounting controls. We do not have a written audit committee charter or similar document.

We do not have an "audit committee financial expert." We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our current status as a shell company, we believe the services of a financial expert are not warranted.

ITEM 11.                          EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth certain information concerning the compensation for services rendered in all capacities to us for the fiscal years ended December 31, 2014 and 2013 by our chief executive officer (principal executive officer) and our most highly compensated executive officers other than the chief executive officer whose total annual compensation was at least $100,000, who are referred to in this section as the named executive officers.
Name and Principal Position	Fiscal Year	Salary ($)	Total ($)
Andy Z. Fan (1)	2014	26,010	26,010
CEO, President, CFO, Treasurer	2013	6,167	6,167
_____________________
(1)            Mr. Fan was appointed our Chief Executive Officer and President on October 7, 2011 and our Chief Financial Officer and Treasurer on July 9, 2013.
Employment Agreements
We entered into an employment agreement with Andy Z. Fan on September 30, 2013, retroactive to September 1, 2013, for his services as President and Chief Executive Officer. The agreement is for a term of five years unless terminated earlier, by either party, upon 30 days prior written notice. Further, if a change of control occurs during the employment period, the employment agreement shall continue in effect for a period of 12 months beyond the month in which such change of control occurred. The agreement provides for a nominal base salary of $30,000 per year.
Outstanding Equity Awards at Fiscal Year-End
No individual grants of stock, options to purchase stock or other equity incentive awards have been made to any executive officer during the fiscal year ended December 31, 2014, although we may choose to adopt a plan for equity awards in the future.
Director Compensation
We do not currently have an established policy to provide any type of compensation (cash, equity, incentive, deferred or otherwise) to our sole director for his services in that capacity during the fiscal year ended December 31, 2014, although we may choose to adopt a policy in the future.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following tables set forth information with respect to the beneficial ownership of our outstanding common stock as of March 26, 2015 by: (1) each director; (2) each named executive officer; (3) all of our director and executive officers as a group, and (4) each shareholder identified as beneficially owning greater than 5% of our outstanding shares of common stock. Beneficial ownership means sole or shared voting power or investment power with respect to a security. We have been informed that all shares shown are held of record with sole voting and investment power. To our knowledge, none of the shares reported below are pledged as security.
The percentage of outstanding common shares has been calculated based upon 259,211,789 shares of common stock and 5,000,000 shares of Series A Convertible Preferred Stock outstanding on March 26, 2015. Each share of Series A Convertible Preferred Stock is convertible into 15 shares of common stock at the holder's option. There are no stock options, warrants and/or other convertible or exercisable securities outstanding as of March 26, 2015.
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Andy Z. Fan 15500 Roosevelt Blvd., Ste 305 Clearwater, FL 33760	123,843,039 (1)	37.06%

All directors and executive officers as a group (1 person)	123,843,039	37.06%
_________________________
(1)            Includes 5,000,000 shares of Series A Convertible Preferred Stock held by Mr. Fan that are convertible into 75,000,000 shares of our common stock at Mr. Fan's option. Each share of Series A Convertible Preferred Stock entitles the holder to cast 100 votes on all matters submitted for a vote of holders of our common stock. Each share of Series A Convertible Preferred Stock has a liquidation preference of $15.00.

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR  INDEPENDENCE

Transactions with Related Persons

Except as described below, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction during the last two fiscal years in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years.

Effective June 1, 2014, we entered into a Management Services Agreement with Sichuan to provide it with management and accounting related services, including, without limitation, preparing periodic and other reports required to be filed under the Exchange Act, preparing financial reports, bookkeeping, managing its website, processing payables to it and providing it with its current office space. The agreement with Sichuan is for an initial term of one year, and automatically renews for another year unless Sichuan provides written notice of cancellation at least 60 days prior to the expiration of the initial term or any renewal term. Sichuan pays us a management fee of $6,350 per month. Our sole officer and director, Andy Z. Fan, is the sole officer, director and majority shareholder of Sichuan.

Effective June 1, 2014, we entered into a Management Services Agreement with ChinAmerica to provide it with management and accounting related services, including, without limitation, preparing periodic and other reports required to be filed under the Exchange Act, preparing financial reports, bookkeeping, managing its website, processing payables to it and providing it with its current office space. The agreement with ChinAmerica is for an initial term of one year, and automatically renews for another year unless ChinAmerica provides written notice of cancellation at least 60 days prior to the expiration of the initial term or any renewal term. ChinAmerica pays us a management fee of $6,350 per month. Our sole officer and director, Andy Z. Fan, is the sole officer, director and majority shareholder of ChinAmerica.

On December 23, 2013, the Subsidiary entered into a Management Agreement with ChinAmerica. ChinAmerica has operations in the China and will be receiving payment for such operations in China. Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained the Subsidiary to manage the money it receives from its Chinese operations. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. As of December 31, 2014, payments totaling ($130,648) (USD) have been received for this management service, and the current balance in the account held on behalf of ChinAmerica is $837,296.

Director Independence

We are not a listed issuer and our securities are not listed on any national securities exchange or an inter-dealer quotation system which requires that a majority of the Board be independent. With just a sole director, he functions as and performs the duties and responsibilities typically carried out separately by committees. We evaluated independence pursuant to the standards for director independence set forth in Nasdaq Listing Rule 5605. Andy Z. Fan is not considered independent under Nasdaq Listing Rule 5605(a)(2) because he is an "executive officer" of the Company as such term is defined in Nasdaq Listing Rule 5605(a)(1).

ITEM 14.                     PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2014	$10,000	$0	$0	$0	$10,000
2013	$17,000	$0	$0	$0	$17,000

Audit Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of consolidated financial statements included in our Form 10-Q and other services that are normally provided by the principal accountant in connection with statutory and regulatory filings or engagements for those fiscal years.
Audit-Related Fees: The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under the previous item, Audit Fees.
Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning. The fees in fiscal year 2014 are for preparing our 2013 tax return and an extension on the filing date for the tax return. The fees in fiscal year 2013 are for preparing our 2012 tax return and an extension on the filing date for the tax return.
All Other Fees: The aggregate fees billed in each of the last two fiscal for products and services provided by the principal accountant other than those disclosed above.

Audit Committee Pre-Approval Policies and Procedures

We do not currently have an audit committee because we have only one director who is also our sole executive officer. However, the engagement of DKM as our independent registered public accounting firm for the audit of our annual consolidated financial statements for fiscal years ended December 31, 2014 and 2013 and to review our consolidated financial statements included in our quarterly report on Form 10-Q for the quarterly periods ended March 31, 2014 and June 30, 2014 was pre-approved by our sole director in order to assure that the services performed by DKM do not impair their independence from us. We paid DKM in cash for their services and therefore they have no direct or indirect interest in us.

Our sole director also pre-approved the engagement of Cutler & Co., LLC as our independent registered public accounting firm to review our consolidated financial statements included in our quarterly report on Form 10-Q for the quarterly period ended September 30, 2014 in order to assure that the services performed by Cutler do not impair their independence from us. We paid Cutler in cash for their services and therefore they have no direct or indirect interest in us.

PART IV

ITEM 15.                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)            Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets at December 31, 2014 and December 31, 2013
•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014 and December 31, 2013
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014 and December 31, 2013
•	Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013
•	Notes to the Consolidated Financial Statements

(2)            Financial Statement Schedules

All schedules are omitted because they are not applicable, or not required, or because the required  information is included in the consolidated financial statements or notes thereto.

(3)            Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *

3.2	Articles of Amendment to Articles of Incorporation **

3.3	Articles of Amendment to Articles of Incorporation ***

3.4	Articles of Amendment to Articles of Incorporation ****

3.5	Bylaws *

10.1	Management Agreement between AF Ocean Investment Management Company (Shanghai Ltd.) and ChinAmerica Andy Movie Entertainment Media Co., effective December 23, 2013 *****

10.2	Management Services Agreement between AF Ocean Investment Management Company and ChinAmerica Andy Movie Entertainment Media Co., effective as of June 1, 2014 *****

10.3	Management Services Agreement between AF Ocean Investment Management Company and Sichuan Leaders Petrochemical Company, effective as of June 1, 2014 *****

10.4	Executive Employment Agreement by and between AF Ocean Investment Management Company and Andy Z. Fan, effective September 1, 2013 ******

14	Code of Business Conduct and Ethics *

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *****

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

101
Consolidated financial statements of AF Ocean Investment Management Company for the fiscal year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Operations and Comprehensive Income; (iii) the Consolidated Statement of Changes in Stockholders' Equity; (iv) the Consolidated Statement of Cash Flows; and (v) the Notes to the Consolidated Financial Statements *****

_________________________
*                       Incorporated herein by reference to AF Ocean Investment Management Company's Registration Statement  on Form S-1 filed with the SEC on February 4, 2011.

**                   Incorporated herein by reference to AF Ocean Investment Management Company's Current Report on  Form 8-K filed with the SEC on October 5, 2011.

***                Incorporated herein by reference to AF Ocean Investment Management Company's Quarterly Report on  Form 10-Q filed with the SEC on November 14, 2012.

****            Incorporated herein by reference to AF Ocean Investment Management Company's Current Report on  Form 8-K filed with the SEC on July 24, 2014.

*****        Filed herewith.

******    Incorporated herein by reference to AF Ocean Investment Management Company's Annual Report on Form 10-K filed with the SEC on April 4, 2014.

SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: March 27, 2015	By:	/s/ Andy Z. Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2015	By:	/s/ Andy Z. Fan
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board

CONSOLIDATED FINANCIAL STATEMENTS

• Report of Independent Registered Public Accounting Firm	23
• Consolidated Balance Sheets at December 31, 2014 and December 31, 2013	24
• Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014 and December 31, 2013	25
• Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014 and December 31, 2013	26
• Consolidated Statements of Cash Flows for the years ended December 31, 2014 and December 31, 2013	27
• Notes to the Consolidated Financial Statements	28

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite 308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AF Ocean Investment Management Company

We have audited the accompanying consolidated balance sheets of AF Ocean Investment Management Company as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AF Ocean Investment Management Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants
Clearwater, Florida
March 27, 2015

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(All amounts shown in U.S. Dollars)

	2014	2013
ASSETS
Current assets
Cash	$247,478	$569,825
Cash held for Related Party	837,296	-
Prepaid Expenses	12,536	11,313
Accounts Receivable	-	135,000
Total Current Assets	1,097,310	716,138

Other Assets
Property & equipment, net of depreciation of $16,299 and $7,403	12,199	17,618
Intangibles, net of amortization	294,193	294,193
Deposits	2,020	-
Notes Receivable	-	22,000
Total Other Assets	308,412	333,811
Total Assets	$1,405,722	$1,049,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	3,847	-
Note Payable-ICM	-	100,000
Accrued expenses	10,605	15,508
Cash Due to Related Party	837,296	-
Due to Related Parties	-	16,577
Total current liabilities	851,748	132,085
Total Liabilities	851,748	132,085

Stockholders' equity
Preferred Stock, no par value, 5,000,000 shares authorized, 5,000,000 shares and 0 shares issued and outstanding	750,000	-
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 259,201,789 shares and 92,105,466 shares issued and outstanding	2,592,018	921,055
Subscription Receivable	(74,093)	(74,093)
Additional paid-in capital	113,012	863,012
Other comprehensive income	3,161	527
Accumulated deficit	(2,830,124)	(792,637)
Total stockholders' equity	553,974	917,864

Total liabilities and stockholders' equity	$1,405,722	$1,049,949

The accompanying notes are an integral part of these statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2014 and 2013
(All amounts shown in U.S. Dollars)

	2014	2013
Revenue	$219,548	$585,000

Expenses
Marketing Expense	1,670,123	-
General & Administrative	578,165	643,587
Depreciation & amortization	8,896	4,271
Total Operating Expenses	2,257,184	647,858

Operating (Loss) Income	(2,037,636)	(62,858)

Other Income (Expense)
Debt discount amortization	-	(27,044)
Interest expense	(391)	(5,000)
Interest income	540	386
Other	-	13,034
Total Other Income (Expense), net	149	(18,624)

Net (Loss) Income	(2,037,487)	(81,482)
Foreign Currency Gain	2,634	296
Comprehensive Income	(2,034,853)	(80,955)

Earnings (loss) per share - basic and dilutive	$(0.01)	$(0.01)
Weighted average shares	149,321,606	46,525,313

The accompanying notes are an integral part of these statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(All amounts shown in U.S. Dollars)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Subscription Receivable	Other Comprehensive Income	Total Stockholders Earnings
Balance, December 31, 2012, as restated	-	$-	7,327,720	$73,277	$863,012	$(711,155)	$-	$231	$225,365
Cancellation of Stock	-	-	(20,000)	(200)	-	-	-	-	(200)
Stock issued for debt	-	-	28,000,000	280,000	-	-	(74,093)	-	205,907
Stock issued for debt	-	-	3,533,746	35,338	-	-	-	-	35,338
Stock issued for cash	-	-	3,264,000	32,640	-	-	-	-	32,640
Shares issued for Hong Kong acquisition	-	-	50,000,000	500,000	-	-	-	-	500,000
Other comprehensive income – foreign currency	-	-	-	-	-	-	-	296	296
Net Loss	-	-	-	-	-	(81,482)	-	-	(81,482)
Balance, December 31, 2013	-	-	92,105,466	921,055	863,012	(792,637)	(74,093)	527	917,864
Stock for Technology	5,000,000	750,000	-	-	(750,000)	-	-	-	-
Stock for Services	-	-	42,000	420	-	-	-	-	420
Stock for Services	-	-	42,000	420	-	-	-	-	420
Stock for Services	-	-	95,909,826	959,098	-	-	-	-	959,098
Stock for Services	-	-	69,091,497	690,915	-	-	-	-	690,915
Stock for Services	-	-	2,011,000	20,110	-	-	-	-	20,110
Foreign Currency	-	-	-	-	-	-	-	2,634	2,634
Net Loss	-	-	-	-	-	(2,037,487)	-	-	(2,037,487)
Balance, December 31, 2014.	5,000,000	$750,000	259,201,789	$2,592,018	$113,012	$(2,830,124)	$(74,093)	$3,161	$553,974

The accompanying notes are an integral part of these statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014 and 2013
(All amounts shown in U.S. Dollars)

	2014	2013
Cash flows from operating activities
Net income (loss)	$(2,037,487)	$(81,482)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	8,896	4,271
Bad debt	20,000	-
Amortization of debt discount	-	27,044
Common stock issued for services	1,670,963	-
Changes in operating assets and liabilities:
Note receivable	2,000	-
Accounts receivable	135,000	(135,000)
Accounts payable	3,847	(200)
Accrued expenses	-	5,000
Other current asset	(2,020)	-
Deferred revenue	-	(180,000)
Prepaid expenses	(1,223)	(11,313)
Payroll liabilities and other accrued expenses	(4,902)	11,372
Total Adjustments	1,832,561	(278,826)
Net cash (used in) provided by operating activities	$(204,926)	$(360,308)

Cash flows from investing activities
Advances on notes receivable	-	(6,000)
Purchase of property and equipment	(3,477)	(15,899)
Cash held on behalf of related party	837,296	-
Cash due to related party	(837,296)	-
Net cash (used in) provided by investing activities	(3,477)	(21,899)

Cash flows from financing activities
(Repayments to) advances from related parties	(16,577)	-
Payments on notes payable	(100,000)	-
Common stock subscription receivable	-	(74,293)
Common stock issued for Hong Kong acquisition	-	500,000
Due to related parties	-	90,879
Sale of common stock	-	32,640
Net cash (used in) provided by financing activities	(116,577)	549,226

Foreign currency translation	2,634	296

Net increase (decrease) in cash	(322,347)	167,315

Cash at beginning of year	569,825	402,510

Cash at end of year	$247,478	$569,825

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
Debt conversion	-	241,244
5 million shares of preferred stock issued to acquire technology	$750,000	$-

The accompanying notes are an integral part of these statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

NOTE 1.                          NATURE OF BUSINESS
Organization.
AF Ocean Investment Management Company, was incorporated under the laws of the State of Florida on April 2, 2003. We have one wholly-owned subsidiary, AF Ocean Investment Management Company (Shanghai Ltd.) (the "Subsidiary"), which we acquired as of July 6, 2012. AF Ocean Investment Management Company (together with its wholly-owned subsidiary, hereinafter collectively referred to as the "Company", "AF Ocean" "our" or "we") promotes business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions. The mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world's biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.

On July 24, 2014, we issued 5,000,000 shares of Series A Convertible Preferred Stock (the "Preferred Shares") in connection with a transfer of Pilot New Energy Research Institute of Beijing's (the "Institute's") intellectual property in the form of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction (the "Technology") to the Subsidiary. In exchange for the transfer of the Technology to the Subsidiary, we agreed to issue the Preferred Shares to the Institute's sole legal representative, Mr. Andy Fan, our principal shareholder and sole director. We believe that the Technology will be our primary business enterprise going forward. After acquiring the Technology, we issued 167,012,323 common shares valued at $1,670,123 to 3,160 people that will enable us to effectively market the Technology to many organizations in China that we otherwise would not have been able to reach with other marketing programs relating to the Technology.

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation. The consolidated financial statements include the accounts and activity of AF Ocean Investment Management Company and the Subsidiary as of July 6, 2012.  All intercompany balances and activity have been eliminated.
Basis of Presentation and Use of Estimates. The accompanying consolidated financial statements of AF Ocean at December 31, 2014 and 2013 for the years ended December 31, 2014 and 2013, respectively, are audited.
The Company prepares its consolidated financial statements in conformity with generally accepted accounting principles in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.
Cash and Cash Equivalents. The majority of cash for our Subsidiary is maintained with a major financial institution in Shanghai, China. There are also funds held in the United States. Deposits with these banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is stated in USD unless otherwise stated.
Property and Equipment. Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2014.
Foreign Currency Translation. The Company addressed the effect of the exchange rate differences resulting from the translation of the consolidated financial statements of the Subsidiary into the consolidated corporate statements on the Balance Sheet with an Exchange rate adjustment of $2,634. The effect of the foreign currency translation is recorded in comprehensive income. The relative value of the Chinese CNY to the UnitedStates U.S.D remained relatively constant during the year ended 2014 ranging from 6.054 to .6206 RMB to the dollar.

Intangible Assets.  Intangible assets consist of business licenses in the Peoples' Republic of China and goodwill acquired in an acquisition during 2012 and the Technology acquired in 2014. Management believes that these assets have unlimited lives and will not be amortized.
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
Revenue Recognition. Revenue from consulting and management services is recognized according to the terms of the consulting and management services agreements. Generally, consulting and management services revenue will be recognized over the term of the agreement. At times deposits or prepayments may result in deferred income which will be recognized into income as the services are performed.
Share-based Compensation. The Company may issue stock options whereby all share-based payments to employees, including grants of employee stock options are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company had no common stock options or common stock equivalents granted or outstanding for all periods presented.
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
The Company may issue restricted stock for various business and administrative services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached; or (ii) the date at which the counterparty's performance is complete. There was no share-based compensation paid in the year ended December 31, 2013.
Advertising. Our advertising expenses are recognized as incurred. Our marketing expense increased significantly due to the promotional shares that were issued to market the Technology. The Company issued 167,012,323 common shares valued at $1,670,123 to 3,160 people that will enable us to effectively market the Technology to many organizations in China that we otherwise would not have been able to reach with other marketing programs relating to the Technology.
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
Recent Accounting Pronouncements.  The Company reviews new accounting standards as issued. No new standards had any material effect on these consolidated financial statements. The accounting pronouncements issued subsequent to the date of these consolidated financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented.
NOTE 3.                          GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2014, current assets exceeded current liabilities by $245,561. Total assets increased from $1,049,949 at December 31, 2013 to $1,405,722 at December 31, 2014, and total liabilities increased from $132,085 at December 31, 2013 to $851,748 at December 31, 2014.
We had revenue from consulting and management services fees of $219,548 and a net loss of ($2,037,487) for the fiscal year ended December 31, 2014 as compared to revenue of $585,000 and a net loss of ($81,482) for the fiscal year ended December 31, 2013. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.
The consolidated inancial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 4.                          RELATED PARTY TRANSACTIONS
On December 23, 2013, the Subsidiary entered into a management agreement with ChinAmerica Andy Movie Entertainment Media Company, a Florida corporation ("ChinAmerica"), for the collection and maintenance of all funds received in the People's Republic of China on behalf of ChinAmerica. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. As of December 31, 2014, payments totaling $130,648 (USD) have been received for this management service. As of December 31, 2014, the current balance in the account held on behalf of ChinAmerica is $897,296.
Commencing on June 1, 2014, the Company entered into a one year agreement with ChinAmerica and Sichuan Leaders Petrochemical Company to provide management services. Both related parties pay the Company $6,350 per month for management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. As of December 31, 2014, payments totaling $88,900 had been received from both companies for these management services.
As of December 31, 2014, the related party receivable due from the majority shareholder was $74,093. The loan was satisfied during the first fiscal quarter ending March 31, 2015 and is discussed further in subsequent events.
NOTE 5.                          INCOME TAX
We are subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2014, we are no longer subject to U.S. federal and state examinations by tax authorities for years prior to 2009. Furthermore, as of December 31, 2014, years 2009 through 2011 may be subject to additional examination by U.S. federal and state tax authorities if a substantial error is identified. However, they will not go back more than the last six years.
The Company's tax expense differs from the "expected" tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

	For the Years Ended December 31,
	2014	2013
Tax Expense (benefit) at the Statutory Rate	$(691,800)	$(27,700)
State Income Taxes, net of Federal Income Tax Benefit	(73,900)	(3,000)
Change in valuation allowance	765,700	30,700
Total	$-	$-

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

A valuation allowance has been applied due to the uncertainty of realization.

As of December 31, 2014 and December 31, 2013, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company's net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company's net deferred tax asset as of December 31, 2014 and December 31, 2013 is as follows:

Summary of Net Deferred Tax Asset

	For the Years Ended December 31,
	2014	2013
Deferred tax assets	$1,064,000	$29,300
Valuation allowance	(1,064,000)	(29,300)
Net deferred tax asset	$-	$-

NOTE 6.                          INTANGIBLE ASSETS
On July 24, 2014, we acquired, through the Subsidiary, intellectual property in the form of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction from the Institute. We believe that the Technology will be our primary business enterprise going forward.

On July 6, 2012, we acquired the Subsidiary. The intangible asset of $294,193 consists of the business license in Shanghai, China and the Goodwill acquired in the acquisition, both of which have unlimited lives and are not amortized.

As of December 31, 2014, management determined that no facts or circumstances have occurred since it acquired the Technology five months earlier that would indicate that the carrying value of $750,000 was impaired and may not be recoverable. Management also determined that as of December 31, 2014, no facts or circumstances have occurred since it acquired the Subsidiary and associated intangible assets almost two and a half years ago that would indicate that the carrying value of $294,193 for the business license in Shanghai, China and the Goodwill was not impaired.

NOTE 7.                          STOCKHOLDERS' EQUITY

Common Stock
On June 26, 2014, as compensation for consulting services performed for the Company, we issued 42,000 common shares valued at $420 to Mr. Sun Xueji. Because there is no "established trading market" for our common stock, the shares were valued at par value of $0.01 per share. The $420 was included in the general and administrative expense line item in the statement of operations.
On July 16, 2014, as compensation for consulting services performed for the Company, we issued 42,000 common shares valued at $420 to Mr. Shumin Liao. Because there is no "established trading market" for our common stock, the shares were valued at par value of $0.01 per share. The $420 was included in the general and administrative expense line item in the statement of operations.
Neither Mr. Xueji nor Mr. Liao are employees of the Company.
Excluding the issued and subsequently cancelled 300,000,000 common shares, we issued the following common shares during the twelve month period ended December 31, 2014. Because there is no "established trading market" for our common stock, all of the issued shares were valued at par value of $0.01 per share. On July 28, 2014, we issued 95,909,826 common shares to 1,349 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology.
On October 10, 2014, we issued an additional 69,091,497 common shares to 1,619 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology.
On November 24, 2014, we issued an additional 2,011,000 common shares to 192 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology.
The forgoing 167, 012,323 shares are referred to as the "Promotional Shares." We did not receive any cash consideration in connection with these Promotional Share issuances, and the $1,670,123 total value of the Promotional Shares was included in a separate marketing expense line item in the statement of operations. The offering and issuance of these Promotional Shares were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and Rule 903 of Regulation S promulgated thereunder, insofar as the Promotional Shares were offered and sold in an "offshore transaction" and there were no "directed selling efforts" in or into the United States of the Promotional Shares, all within the meaning of Rule 902 of Regulation S. Furthermore, no recipient of the Promotional Shares is a United States citizen; nor did any recipient acquire the Promotional Shares for the account or benefit of a United States citizen; and the Promotional Shares are restricted pursuant to Rule 144 under the Securities Act.
Stock issuance during the twelve month period ended December 31, 2014, were as follows:

Dates shares issued	Shares Issued To/For	Amount/Stock Value (USD)	Shares Issued	Price Per Share
6/26/14	Mr. Xueji / Consulting Compensation	$420	42,000	$0.01
7/16/14	Mr. Liao / Consulting Compensation	$420	42,000	$0.01
7/28/14	Multiple shareholders / Marketing shares	$959,098	95,909,826	$0.01
10/10/14	Multiple shareholders / Marketing shares	$690,915	69,091,497	$0.01
11/24/14	Multiple shareholders / Marketing shares	$20,110	2,011,000	$0.01
Total		$1,670,963	167,096,323

As of December 31, 2014 and December 31, 2013, the Company had 259,201,789 and 92,105,466 shares of common stock issued and outstanding, respectively.
The Company has no options or warrants issued or outstanding.
Series A Convertible Preferred Stock
On July 24, 2014, the Company issued the Preferred Shares in connection with a transfer of the Institute's Technology to the Subsidiary. In exchange for the transfer of the Technology to the Subsidiary, the Company agreed to issue the Preferred Shares to the institute's sole legal representative, Mr. Andy Fan, our principal shareholder and sole director.
The Technology had been valued at approximately $96.2 million by a government licensed independent third-party. From this valuation an approximate discount of 22% was applied, for consideration of the expanded voting rights for common stock. The Subsidiary agreed to purchase the Technology in exchange for the issuance of the Preferred Shares, which have an aggregate preferred liquidation value of $75 million and have the voting rights equivalent to 500,000,000 shares of common stock.
The Preferred Shares have no par value and are convertible into 75,000,000 shares of our common stock. Because there is no "established trading market" for our common stock, our common stock is valued at par value of $0.01 per share.Under US GAAP, the transfer of technology between two entities, the Institute and the Subsidiary, both of which are under the common control of Mr. Fan, needs to take place at historic cost, not at appraised value. However, as it has not been possible to determine the historic costs associated with the development of the Technology, no value has been recognized on our balance sheet with respect to the Technology.
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

As of December 31, 2014, the Company had 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding, compared to December 31, 2013 with zero shares.

NOTE 8.                          COMMITMENTS AND CONTINGENCIES

On December 23, 2013, the Subsidiary entered into a management agreement with ChinAmerica.  ChinAmerica has operations' in China and will be receiving payment for such operations in China. Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained the Subsidiary to manage the money it receives from its Chinese operations. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary.
As of December 31, 2014, the current balance in the account held on behalf of ChinAmerica is $837,296.
Commencing on June 1, 2014, we entered into one year management services agreements with ChinAmerica and Sichuan. Each related party pays us $6,350 per month for management and accounting related services.
All of our revenue for the fiscal year ended December 31, 2014 was from management services fees paid by two related parties, ChinAmerica and Sichuan. We received $130,648 from ChinAmerica in connection with managing funds earned by and paid to ChinAmerica in China, and the remaining $88,900 from ChinAmerica and Sichuan in connection with management services agreements.

NOTE 9.                          SEGMENT REPORTING

We acquired one operating segment, the Subsidiary, during the third quarter of 2012. We intend to develop a provider of business services to Chinese individuals who have investments in U.S. companies. There was no revenue during the twelve month period ended December 31, 2014. The following are the expenses attributed to the Subsidiary for the year ended December 31, 2014. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the consolidated financial statements.

AF Ocean Investment Management Company (Shanghai Ltd.) Segment	December 31, 2014
Net income, (net loss)	$91,402
Total Assets	$8,989

NOTE 10.                          SUBSEQUENT EVENTS
On January 12, 2015, there were 10,000 shares issued to Mr. Wumaier as stock based compensation.
On February 23, 2015, the related party receivable due from the majority shareholder in the amount of $74,093 was paid in full and has been satisfied.
Management has evaluated subsequent events through March 25, 2015, the date the consolidated financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure.