Form 10-Q
period 2015-03-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2015-05-14
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2015

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

As of May 14, 2015 there were 259,211,789 shares of common stock outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). These forward-looking statements are generally located in the material set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS
AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS

(All amounts shown in U.S. Dollars)	March 31, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS
Current assets
Cash	$222,943	$247,478
Cash held for Related Party	464,073	837,296
Prepaid Expenses	8,809	12,536
Interest on Notes Receivable	45	-
Related Party Loan	18,000	-
Total Current Assets	713,870	1,097,310

Other Assets
Property & equipment, net of depreciation of $16,299 and $7,403	10,782	12,199
Intangibles	294,193	294,193
Deposits	2,020	2,020
Total Other Assets	306,995	308,412
Total Assets	$1,020,865	$1,405,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,064	$3,847
Accrued expenses	4,082	10,605
Cash Due to Related Party	464,073	837,296
Total current liabilities	471,219	851,748
Total Liabilities	471,219	851,748

Stockholders' equity
Preferred Stock, no par value, 5,000,000 shares authorized, 5,000,000 shares and 5,000,000 shares issued and outstanding	750,000	750,000
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 259,211,789 shares and 259,201,789 shares issued and outstanding	2,592,118	2,592,018
Subscription Receivable	-	(74,093)
Additional paid-in capital	113,012	113,012
Accumulated other comprehensive income	3,089	3,161
Accumulated deficit	(2,908,573)	(2,830,124)
Total stockholders' equity	549,646	553,974

Total liabilities and stockholders' equity	$1,020,865	$1,405,722

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Three month period ended March 31, 2015 and 2014

(All amounts shown in U.S. Dollars)	Three months ended March 31, (unaudited)
	2015	2014
Revenue
Management Fee US – Related Party	$38,100	$-
Management Fee Shanghai – Related Party	-	82,250
Total Revenue	38,100	82,250

Expenses
General & Administrative	115,273	157,576
Depreciation & amortization	1,417	1,602
Total Operating Expenses	116,690	159,178

Operating (Loss) Income	(78,590)	(76,928)

Other Income (Expense)
Interest Payable Expense	-	(391)
Interest income (Shanghai & US)	141	122
Total Other Income (Expense), net	141	(269)

Net (Loss) Income	(78,449)	(77,197)
Foreign Currency (Loss)	(72)	(1,322)
Comprehensive Income	(78,521)	(78,519)

Earnings (loss) per share - basic and dilutive	$(0.00)	$(0.00)
Weighted average shares	259,210,122	92,105,466

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31, (unaudited)
(All amounts shown in U.S. Dollars)	2015	2014
Cash flows from operating activities
Net income (loss)	$(78,449)	$(77,197)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock issued for Services	100	-
Depreciation and amortization expense	1,417	1,602
Bad debt	-	20,000
Changes in operating assets and liabilities:
Escrow Funds held by Related Party	373,223	724,100
Note receivable	-	2,000
Accounts receivable	-	135,000
Accounts payable	(783)	2,362
Interest on note receivable	(45)	-
Other current asset	-	(534)
Cash due to related party	(373,223)	-
Prepaid expenses	3,727	5,623
Payroll liabilities and other accrued expenses	(6,523)	(15,508)
Total Adjustments	(2,107)	874,645
Net cash (used in) provided by operating activities	(80,556)	797,448

Cash flows from investing activities
Purchase of property and equipment	-	(700)
Net cash (used in) provided by investing activities	-	(700)

Cash flows from financing activities
(Repayments to) advances from related parties	(18,000)	-
Payments on notes payable	-	(100,000)
Subscription receivable	74,093	-
Net cash (used in) provided by financing activities	56,093	(100,000)

Foreign currency translation	(72)	(1,322)

Net increase (decrease) in cash	(24,535)	695,426

Cash at beginning of year	247,478	569,825

Cash at end of year	$222,943	$1,265,251

Supplemental disclosures of cash flow information:
Paid cash during the year for:
Interest	$-	$7,788

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

NOTE 1.                          NATURE OF BUSINESS
Organization.
AF Ocean Investment Management Company was incorporated under the laws of the State of Florida on April 2, 2003. We have one wholly-owned subsidiary, AF Ocean Investment Management Company (Shanghai Ltd.) (the "Subsidiary"), which we acquired as of July 6, 2012. AF Ocean Investment Management Company (together with the Subsidiary, the "Company", "AF Ocean" "our" or "we") promotes business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  Our mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world's biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on U.S. stock exchanges. However, we are in the process of a strategic change in operations due to our acquisition in July 2014 of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction (the "Technology"). We believe that our primary business enterprise going forward will be based on the Technology.
NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Use of Estimates.  In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended March 31, 2015 and 2014; (b) the financial position at March 31, 2015; and (c) cash flows for the three month period ended March 31, 2015 and 2014, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.
The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on April 1, 2015.
Cash and Cash Equivalents.  The majority of cash for our Subsidiary is maintained with a major financial institution in Shanghai, China. There are also funds held in the United States.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash is stated in USD unless otherwise stated.  For purposes of the cash flow statement, the basis of presentation was changed between March 31, 2014 and 2015.  The cash flow statement for the three months ended March 31, 2014 included $724,100 of restricted cash.
Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2015.
Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the consolidated financial statements of the Subsidiary into the consolidated corporate statements on the Balance Sheet with an Exchange rate loss of ($72). The effect of the foreign currency translation is recorded in comprehensive income.  The relative value of the Chinese CNY to the United States USD remained relatively constant during the three month period ended March 31, 2015 ranging from 6.14 on January 1, 2015 to 6.20 on March 31, 2015, CNY to the USD.
Intangible Assets.   Intangible assets consist of business licenses in the Peoples' Republic of China and goodwill acquired in an acquisition during 2012 and the Technology acquired in 2014.  Management believes that these assets have unlimited lives and will not be amortized.

Impairment of Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.
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
During the three month period ended March 31, 2015, the Company issued 10,000 shares at par value in the form of share-based compensation.
Advertising.  Our advertising expenses are recognized as incurred. There were no marketing expenses during the three month period ended March 31, 2015.
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
Segment Information.  In accordance with the provisions of ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", the Company is required to report financial and descriptive information about its reportable operating segments which meet the quantitative thresholds delineated. The Company has one reporting segment that does not meet any of the quantitative thresholds to require separate reporting. However, see Note 7 for limited disclosure.

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
NOTE 3.                          GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2015, current assets exceeded current liabilities by $224,651. Total assets decreased from $1,405,722 at December 31, 2014 to $1,020,865 at March 31, 2015, and total liabilities decreased from $851,748 at December 31, 2014 to $471,219 at March 31, 2015.
We had revenue of $38,100 and a net loss of ($78,449) for the quarter ended March 31, 2015 as compared to revenue of $82,250 and a net loss of ($77,197) for the quarter ended March 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 4.                          RELATED PARTY TRANSACTIONS
On December 23, 2013, the Subsidiary entered into a management agreement with ChinAmerica Andy Movie Entertainment Media Company, a Florida corporation ("ChinAmerica"), for the collection and maintenance of all funds received in the People's Republic of China on behalf of ChinAmerica. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. There were no payments received during the three month period ended March 31, 2015. As of March 31, 2015, the current balance in the account held on behalf of ChinAmerica is $464,073.
Commencing on June 1, 2014, the Company entered into a one year agreement with ChinAmerica and Sichuan Leaders Petrochemical Company ("Sichuan") to provide management services. Both related parties pay the Company $6,350 per month for management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. During the three month period ended March 31, 2015, payments totaling $38,100 have been received from both companies for these management services.
On February 23, 2015, the related party subscription receivable due from the majority shareholder in the amount of $74,093 was paid in full and has been satisfied.
NOTE 5.                          STOCKHOLDERS' EQUITY
Common Stock
On January 12, 2015, we issued 10,000 shares to Mr. Wumaier as stock based compensation.
As of March 31, 2015 and December 31, 2014, the Company had 259,211,789 and 259,201,789 shares of common stock issued and outstanding, respectively.
The Company has no options or warrants issued or outstanding.
Series A Convertible Preferred Stock
As of March 31, 2015, the Company had 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding, reflecting no change since December 31, 2014.

NOTE 6.                          COMMITMENTS AND CONTINGENCIES
On December 23, 2013, the Subsidiary entered into a management agreement with ChinAmerica.  ChinAmerica has operations' in China and will be receiving payment for such operations in China. Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained the Subsidiary to manage the money it receives from its Chinese operations. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. As of March 31, 2015, the current balance in the account held on behalf of ChinAmerica is $464,073.
Commencing on June 1, 2014, we entered into one year management services agreements with ChinAmerica and Sichuan. Each related party pays us $6,350 per month for management and accounting related services. All of the revenue received during the three month period ended March 31, 2015, totaling $38,100 was from management services fees paid by ChinAmerica and Sichuan.
NOTE 7.                          SEGMENT REPORTING
We acquired one operating segment, the Subsidiary, during the third quarter of 2012. We intend to develop a provider of business services to Chinese individuals who have investments in U.S. companies. There was no revenue during the three month period ended March 31, 2015. The following are the expenses attributed to the Subsidiary for the three month period ended March 31, 2015. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the consolidated financial statements.

AF Ocean Investment Management Company (Shanghai Ltd.) Segment	March 31, 2015 (unaudited)
Net income, (net loss)	$(34,933)
Total Assets	$8,989

NOTE 8.                          SUBSEQUENT EVENTS
Management has evaluated subsequent events through May 1 2015, the date the consolidated financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure.

ITEM 2.                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See "Cautionary Note Regarding Forward-Looking Statements." Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this report.

Overview and Going Concern

AF Ocean Investment Management Company was incorporated under the laws of the State of Florida on April 2, 2003. We have one wholly-owned subsidiary, AF Ocean Investment Management Company (Shanghai Ltd.) (the "Subsidiary"), which we acquired as of July 6, 2012. AF Ocean Investment Management Company and the Subsidiary are hereinafter collectively referred to as the "Company", "we" or "our." We promote business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  Our mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world's biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on U.S. stock exchanges. We believe we can and will continue to do so during the next twelve months. However, we are in the process of a strategic change in operations due to our acquisition in July 2014 of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction (the "Technology"). We believe that our primary business enterprise going forward will be based on the Technology.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2015, current assets exceeded current liabilities by $242,651. Total assets decreased from $1,405,722 at December 31, 2014 to $1,020,865 at March 31, 2015, and total liabilities decreased from $851,748 at December 31, 2014 to $471,219 at March 31, 2015.

We had revenue from management services fees of $38,100 and a net loss of ($78,449) for the three month period ended March 31, 2015 as compared to revenue of $82,250 and a net loss of ($77,197) for the three month period ended March 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Results of Operations

The following table provides a comparison of a summary of our results for three month period ended March 31, 2015 and 2014.

	Three Months Ended March 31, (unaudited)
	2015	2014	% Change
Revenue:	$38,100	$82,250	-54%
General and administrative expenses	$115,273	$157,576	-27%
Depreciation and amortization	$1,417	$1,602	12%
Income (loss) from operations	$(78,590)	$(76,928)	-3%
Other income (expense):
Interest payable expense	$-	$(391)	1%
Interest expense	-	-	-
Interest income (Shanghai & US)	$141	$122	16%
Total other income (expense), net	$141	$(269)	153%
Net income (loss)	$(78,449)	$(77,197)	-2%
Foreign currency translation	$(72)	$(1,322)	95%
Comprehensive income	$(78,521)	$(78,519)	-
Income (loss) per share: basic and diluted	$(0.00)	$(0.00)

Loss from Operations. For the three month period ended March 31, 2015, total revenue was $38,100 as compared to $82,250 for the three month period ended March 31, 2014. Loss from operations was ($78,590) for the three month period ended March 31, 2015 as compared to ($76,928) for the three month period ended March 31, 2014. The decrease in revenue is attributable to a loss of consulting and management services fees. All of our revenue for the three month period ended March 31, 2015 was from management services fees paid by ChinAmerica Andy Movie Entertainment Media Company ("ChinAmerica") and Sichuan Leaders Petrochemical Company ("Sichuan"), two companies affiliated with our sole officer and director, Andy Fan. We received the $38,100 from ChinAmerica and Sichuan in connection with management services agreements.

General and Administrative Expenses. General and administrative expenses decreased by $42,303 to $115,273 for the three month period ended March 31, 2015 as compared to $157,576 for the three month period ended March 31, 2014. The decrease is attributable to the reorganization of the payroll budget including the consulting and travel expenses that the company had incurred during the three month period ended March 31, 2014.

Net Income (Loss). As a result of the decrease in expenses and the decrease in revenue as explained above, our net loss remained consistent with the previous three month period ended March 31, 2014 of ($77,197) as compared to ($78,449) for the current three month period ended March 31, 2015.

Liquidity and Capital Resources

General. As of March 31, 2015, we had cash and cash equivalents of $222,943 as compared to cash and cash equivalents of $1,265,251 as of March 31, 2014. We have met our cash needs through consulting and management services fees. Our cash requirements are generally for professional services and general and administrative activities. We do not believe that our cash balance and expected consulting and management services fees are sufficient to finance our cash requirements for expected operational activities going forward, and therefore we will require additional funding through either loans or the sale of equity, or both.

Operating Activities. Our operating activities used cash of $(80,556) for the three month period ended March 31, 2015 as compared to cash provided of $797,448 for the three month period ended March 31, 2014. The cash flow statement for the three months ended March 31, 2014 included $724,100 of restricted cash.

Investing Activities. Our investing activities used cash of $0 for the three month period ended March 31, 2015, as compared to $(700) for the three month period ended March 31, 2014.

Financing Activities. Our financing activities provided cash of $56,093 for the three month period ended March 31, 2015 as compared to cash used of ($100,000) for the three month period ended March 31, 2014.

Cash Flow. The following table provides a summary of our cash flows for the three month period ended March 31, 2015 and 2014.

	Three Month Ended March 31, (unaudited)

	2015	2014
Cash used in operating activities	$(80,556)	$797,448
Cash used in investing activities	-	(700)
Cash provided by financing activities	56,093	(100,000)
Foreign currency translation	(72)	(1,322)
Net increase (decrease) in cash	$(24,535)	$695,426

Income Taxes

At this time there is not an income tax expense to report. However, at the end of each fiscal quarter we evaluate  income tax liability under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

Impairment of Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, we estimate fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

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

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a "smaller reporting company" as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

ITEM 4.                          CONTROLS AND PROCEDURES

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

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

PART II – OTHER INFORMATION

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 12, 2015, as compensation for consulting services performed for the Company, we issued 10,000 shares of our common stock valued at $100 to Mr. Bahaerhuli Wumaier, who isn't an employee of the Company. Because there is no "established trading market" for our common stock, the 10,000 shares were valued at par value of $0.01 per share. We did not receive any cash consideration in connection with the issuance of these shares. The offering and issuance of these shares were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and Rule 903 of Regulation S promulgated thereunder, insofar as these shares were offered and sold in an "offshore transaction" and there were no "directed selling efforts" in or into the United States of these shares, all within the meaning of Rule 902 of Regulation S.  Furthermore, the recipient of these shares is not a United States citizen; nor did the recipient acquire these shares for the account or benefit of a United States citizen; and these shares are restricted pursuant to Rule 144 under the Securities Act.

ITEM 6.                          EXHIBITS

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

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Furnished herewith

101
Consolidated financial statements from the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the fiscal quarter ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statement of Operations and Comprehensive Income; (iii) the Consolidated Statement of Cash Flows; and (v) the Notes to Consolidated Financial Statements Filed herewith

*	Incorporated herein by reference to AF Ocean Investment Management Company's Registration Statement on Form S-1 filed with the SEC on February 4, 2011.
**	Incorporated herein by reference to AF Ocean Investment Management Company's Current Report on Form 8-K filed with the SEC on October 5, 2011.
***	Incorporated herein by reference to AF Ocean Investment Management Company's Quarterly Report on Form 10-Q filed with the SEC on November 14, 2012.
****	Incorporated herein by reference to AF Ocean Investment Management Company's Current Report on Form 8-K filed with the SEC on July 24, 2014.
*****	Incorporated herein by reference to AF Ocean Investment Management Company's Annual Report on Form 10-K filed with the SEC on March 31, 2015.
******	Incorporated herein by reference to AF Ocean Investment Management Company's Annual Report on Form 10-K filed with the SEC on April 4, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: May 14, 2015	By:	/s/ Andy Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)