Form 10-Q
period 2015-06-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2015-08-14
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2015

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from ____________ to _____________

Commission File Number 000-54354
AF OCEAN INVESTMENT MANAGEMENT COMPANY
(Exact name of registrant as specified in its charter)

Florida	14-1877754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No)

11015 Gatewood Drive Unit 103 Lakewood Ranch, FL 34211
(Address of principal executive offices, including zip code)

(212) 729-4951
(Registrant's telephone number, including area code)
15500 Roosevelt Boulevard Suite 305 Clearwater, FL 33760
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 13, 2015 there were 259,211,789 shares of common stock outstanding.

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

Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this report. These factors include, among others:

•	our ability to raise capital;

•	our ability to execute on our growth strategies;

•	our ability to find partners on favorable terms;

•	declines in general economic conditions in the markets where we may compete;

•	our anticipated needs for working capital; and

•	significant competition in the markets where we may operate.

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

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS
AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS
Current Assets
Cash	$154,348	$247,478
Cash Held For Related Party	440,119	837,296
Prepaid Expenses	13,408	12,536
Interest on Notes Receivable	156	-
Related Party Loan	9,500	-
Total Current Assets	617,531	1,097,310

Other Assets
Property & Equipment, Net of Depreciation of $19,132 and $16,299	9,365	12,199
Intangibles	294,193	294,193
Deposits	5,775	2,020
Total Other Assets	309,333	308,412
Total Assets	$926,864	$1,405,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$-	$3,847
Accrued Expenses	-	10,605
Unearned Revenue	20,480	-
Cash Due to Related Party	440,119	837,296
Total Current Liabilities	460,599	851,748
Total Liabilities	460,599	851,748

Stockholders' Equity
Preferred Stock, no par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	750,000	750,000
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 259,211,789 shares and 259,201,789 shares issued and outstanding	2,592,118	2,592,018
Subscription Receivable	-	(74,093)
Additional Paid-In Capital	113,012	113,012
Accumulated Other Comprehensive Income	3,793	3,161
Accumulated Deficit	(2,992,658)	(2,830,124)
Total Stockholders' Equity	466,265	553,974

Total Liabilities and Stockholders' Equity	$926,864	$1,405,722

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Six Month Period Ended June 30, 2015 and 2014

	Six Months Ended June 30, (unaudited)		Three Months Ended June 30, (unaudited)
	2015	2014	2015	2014
Revenue
Management Fee US – Related Party	$94,394	$12,700	$56,294	$12,700
Management Fee Shanghai – Related Party	-	98,333		16,083
Total Revenue	94,394	111,033	56,294	28,783

Expenses
General & Administrative	54,857	109,882	31,318	70,729
Payroll	109,585	109,349	59,220	58,895
Professional Fees	74,036	115,524	32,668	47,556
Value Added Tax China	15,926	-	15,926	-
Depreciation & Amortization	2,834	3,232	1,417	1,630
Total Operating Expenses	257,238	337,987	140,549	178,810

Operating (Loss) Income	(162,844)	(226,954)	(84,255)	(150,027)

Other Income (Expense)
Interest Payable Expense	-	(391)	-	-
Interest income (Shanghai & US)	310	248	171	125
Total Other Income (Expense), net	310	(143)	171	125

Net (Loss) Income	(162,534)	(227,097)	(84,084)	(149,902)
Foreign Currency Gain (Loss)	704	(1,214)	(1,338)	(109)
Comprehensive Income	$(161,830)	$(228,311)	$(85,422)	$(150,011)

Earnings (loss) per share - basic and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares	259,210,960	92,106,626	259,211,789	92,107,312

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, (unaudited)
	2015	2014
Cash Flows From Operating Activities
Net Income (Loss)	$(162,534)	$(227,097)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock Issued For Services	100	42,000
Depreciation and Amortization Expense	2,834	3,232
Bad Debt	-	20,000
Changes in Operating Assets and Liabilities:
Escrow Funds held by Related Party	397,177	-
Note Receivable	-	2,000
Accounts Receivable	-	135,000
Accounts Payable	(3,847)	2,227
Interest on Note Receivable	(156)	-
Other Current Asset	(3,755)	(2,555)
Deferred Revenue	20,480	-
Cash Due To Related Party	(397,177)	-
Prepaid Expenses	(872)	2,247
Payroll Liabilities and Other Accrued Expenses	(10,605)	(15,508)
Total Adjustments	4,179	188,643
Net cash (used in) provided by operating activities	(158,355)	(38,454)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(1,271)
Net cash (used in) provided by investing activities	-	(1,271)

Cash flows from financing activities
(Repayments to) advances from related parties	(9,500)	-
Payments on notes payable	-	(100,000)
Subscription receivable	74,093	-
Net cash (used in) provided by financing activities	64,593	(100,000)

Foreign Currency Gain (Loss)	632	(1,214)

Net increase (decrease) in cash	(93,130)	(140,939)

Cash at beginning of year	247,478	569,825

Cash at end of year	$154,348	$428,886

Supplemental disclosures of cash flow information:
Paid cash during the year for:
Interest	$-	$8,180

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Month Period Ended June 30, 2015 and 2014

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

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.
In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and six month period ended June 30, 2015 and 2014; (b) the financial position at June 30, 2015; and (c) cash flows for the six month period ended June 30, 2015 and 2014, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. Operating results for the three and six month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 31, 2015.

Cash and Cash Equivalents.
The majority of cash for our Subsidiary is maintained with a major financial institution in Shanghai, China. There are also funds held in the United States.  Deposits with these banks may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. All amounts referenced in these financial statements and this report are in U.S. Dollars unless otherwise stated.

Property and Equipment.
Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at June 30, 2015.

Foreign Currency Gain (Loss).
The Company addressed the effect of the exchange rate differences resulting from the translation of the consolidated financial statements of the Subsidiary into the consolidated corporate statements on the Balance Sheet with an Exchange rate loss of ($1,338). The effect of the foreign currency translation is recorded in comprehensive income.  The relative value of the Chinese CNY to the United States USD remained relatively constant during the six month period ended June 30, 2015 ranging from .1628 on January 1, 2015 to .1611 on June 30, 2015, CNY to the USD.

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

Revenue Recognition.
Revenue from consulting and management services is recognized according to the terms of the consulting and management services agreements. Generally, consulting and management services revenue will be recognized over the term of the agreement.  At times deposits or prepayments may result in deferred income which will be recognized into income as the services are performed. During the six month period ended June 30, 2015 we had deferred income of $20,480.

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

During the six month period ended June 30, 2015, the Company issued 10,000 shares at par value in the form of share-based compensation.

Advertising.
Our advertising expenses are recognized as incurred. There were no marketing expenses during the six month period ended June 30, 2015.

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

NOTE 3.                          GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2015, current assets exceeded current liabilities by $156,932. Total assets decreased from $1,405,722 at December 31, 2014 to $926,864 at June 30, 2015, and total liabilities decreased from $851,748 at December 31, 2014 to $460,599 at June 30, 2015.
We had revenue from management services fees of $94,394 and a net loss of ($162,534) for the six month period ended June 30, 2015 as compared to revenue of $111,033 and a net loss of ($227,097) for the six month period ended June 30, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.  These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.                          PROPERTY & EQUIPMENT

Fixed Assets Summary

The following table provides the fixed assets and accumulated depreciation results for the Company and the Subsidiary for the six month period ended June 30, 2015, as compared to the fiscal year ended December 31, 2014.

Fixed Assets Summary	June 30, 2015 (unaudited)	December 31, 2014 (audited)
	2015	2014
U.S. Fixed Assets	$19,508	$19,508
U.S. Accumulated Depreciation	$(11,212)	$(8,948)
Total U.S. Assets	$8,296	$10,560

Foreign Subsidiary Fixed Assets	$8,989	$8,989
Foreign Subsidiary Accumulated Depreciation	$(7,920)	$(7,350)
Total Foreign Subsidiary Assets	$1,069	$1,639
Total Combined Assets	9,365	12,199
Assets are depreciated over their useful lives when placed in service.  Depreciation expense was $2,834 and $3,232 for the six month period ended June 30, 2015 and 2014, respectively.
Depreciation expense for the three month period ended June 30, 2015 and 2014 is $1,417 and $1,630.
NOTE 5.                          INTANGIBLE ASSETS

Intangible assets of $294,193 consist of business licenses in the Peoples’ Republic of China and goodwill acquired in an acquisition during 2012. Management has determined that these assets have unlimited lives and will not be amortized.
NOTE 6.                          RELATED PARTY TRANSACTIONS

On December 23, 2013, the Subsidiary entered into a management agreement with ChinAmerica Andy Movie Entertainment Media Company, a Florida corporation ("ChinAmerica"), for the collection and maintenance of all funds received in the People's Republic of China on behalf of ChinAmerica. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. There were no payments received during the six month period ended June 30, 2015. As of June 30, 2015, the current balance in the account held on behalf of ChinAmerica is $440,119.
On February 23, 2015, the related party subscription receivable due from the majority shareholder in the amount of $74,093 was paid in full and has been satisfied.
Commencing on May 1, 2015, we renewed the management services agreement with ChinAmerica and Sichuan Leaders Petrochemical Company ("Sichuan") for an additional year. We share the same Chief Executive Officer and controlling shareholder as ChinAmerica and Sichuan. Both related parties pay the Company a monthly management fee for a combined total of $21,787 per month for access to and use of the Company's leased office space, legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. (collectively, the "Services"). During the six month period ended June 30, 2015, payments totaling $94,394 have been received from both companies for these management services.
NOTE 7.                          STOCKHOLDERS' EQUITY

Common Stock
On January 12, 2015, the Company issued 10,000 shares as stock based compensation @ a par value of $0.01.

As of June 30, 2015 and December 31, 2014, the Company had 259,211,789 and 259,201,789 shares of common stock issued and outstanding, respectively.

No shares were issued during the three month period ended June 30, 2015.

The Company has no options or warrants issued or outstanding.
Series A Convertible Preferred Stock
As of June 30, 2015, the Company had 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding, reflecting no change since December 31, 2014.
NOTE 8.                          VALUE ADDED TAXES

During the six month period ended June 30, 2015 The Subsidiary incurred $15,926 in value added tax at a rate of 25% paid to the Chinese government.
NOTE 9.                          COMMITMENTS AND CONTINGENCIES

On December 23, 2013, the Subsidiary entered into a management agreement with ChinAmerica.  ChinAmerica has operations' in China and will be receiving payment for such operations in China. Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained the Subsidiary to manage the money it receives from its Chinese operations. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. As of June 30, 2015, the current balance in the account held on behalf of ChinAmerica is $440,119.

Commencing May 1, 2015, the Company renewed the management services agreement with ChinAmerica and Sichuan to provide management services for an additional year to both related parties. All of the revenue received during the six month period ended June 30, 2015, totaling $94,394 was from management services fees paid by ChinAmerica and Sichuan.

The amounts and terms of the above transaction may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.
NOTE 10.                          SEGMENT REPORTING
We acquired one operating segment, the Subsidiary, during the third quarter of 2012. We intend to develop a provider of business services to Chinese individuals who have investments in U.S. companies. There was no revenue during the six month period ended June 30, 2015. The following are the expenses attributed to the Subsidiary for the six month period ended June 30, 2015. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the consolidated financial statements.

AF Ocean Investment Management Company (Shanghai Ltd.) Segment	June 30, 2015 (unaudited)
Net income, (net loss)	$(85,719)
Total Assets	$8,989

NOTE 11.                          SUBSEQUENT EVENTS

Management has evaluated subsequent events through July 31, 2015, the date the consolidated financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure.

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

Overview and Going Concern

AF Ocean Investment Management Company was incorporated under the laws of the State of Florida on April 2, 2003. We have one wholly-owned subsidiary, AF Ocean Investment Management Company (Shanghai Ltd.) (the "Subsidiary"), which we acquired as of July 6, 2012. AF Ocean Investment Management Company and the Subsidiary are hereinafter collectively referred to as the "Company", "we" or "our." We promote business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  Our mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world's biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on U.S. stock exchanges. We believe we can and will continue to do so during the next twelve months. However, we are in the process of a strategic change in operations due to our acquisition in July 2014 of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction (the "Technology"). We believe that our primary business enterprise going forward will be based on this Technology.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2015, current assets exceeded current liabilities by $156,932. Total assets decreased from $1,405,722 at December 31, 2014 to $926,864 at June 30, 2015, and total liabilities decreased from $851,748 at December 31, 2014 to $460,599 at June 30, 2015.

We had revenue from management services fees of $94,394 and a net loss of ($162,534) for the six month period ended June 30, 2015 as compared to revenue of $111,033 and a net loss of ($227,097) for the six month period ended June 30, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Results of Operations

Six Month Period Ended June 30, 2015 and 2014

The following table provides a comparison of a summary of our results for six month period ended June 30, 2015 and 2014.

	Six Months Ended June 30, (unaudited)
	2015		2014	% Change
Revenue From Operations	$			$
Management Fee U.S. – Related Party		94,394	12,700		-644%
Management Fee Shanghai – Related Party		-	98,333		100%
Total Revenue		94,394	111,033		15%

Expenses
General and Administrative Expenses		$54,857	$109,882		50%
Payroll		109,585	109,349		1%
Professional Fees		74,036	115,524		36%
Value Added Tax China		15,926	-		100%
Depreciation and amortization		$2,834	$3,232		13%
Total Expenses		257,238	337,987		24%

Income (Loss) From Operations		$(162,844)	$(226,954)		29%

Other Income (Expense)
Interest Payable Expense		$-	$(391)		100%
Interest Expense		$-	$-
Interest Income (Shanghai & US)		$310	$248		-25%
Total Other Income (Expense), net		$310	$(143)		317%

Net Income (Loss)		(162,534)	(227,097)		29%

Foreign Currency Gain (Loss)		$704	$(1,214)		158%

Comprehensive Income		$(161,830)	$(228,311)		30%
Income (Loss) Per Share: Basic and Diluted		$(0.00)	$(0.00)

Revenue From Operations. For the six month period ended June 30, 2015, total revenue was $94,394 as compared to $111,033 for the six month period ended June 30, 2014. Loss from operations was ($162,844) for the six month period ended June 30, 2015 as compared to ($226,954) for the six month period ended June 30, 2014. The decrease in revenue is attributable to a loss of management fee income the Company receives when a deposit is received on behalf of ChinAmerica Andy Movie Entertainment Media Company ("ChinAmerica"),. All of our revenue for the six month period ended June 30, 2015 was from management services fees paid by ChinAmerica and Sichuan Leaders Petrochemical Company ("Sichuan") in the U.S. We received the $94,394 from ChinAmerica and Sichuan in connection with management services agreements.

Expenses. Total expenses decreased by $80,749 to $257,238 for the six month period ended June 30, 2015 as compared to $337,987 for the six month period ended June 30, 2014. In addition to the stock based compensation issued to Mr. Sun during the three month period ended June 30, 2014, the decrease was also attributable to a decrease in consulting and travel expenses for the six month period ended June 30, 2015 compared to the six month period ended June 30, 2014.

Net Income (Loss). As a result of the decrease in expenses, and despite the decrease in revenue, as explained above, our net loss decreased by $64,110 to ($162,534) for the six month period ended June 30, 2015 as compared to ($227,097) for the six month period ended June 30, 2014.

Three Month Period Ended June 30, 2015 and 2014

The following table provides a comparison of a summary of our results for three month period ended June 30, 2015 and 2014.

	Three Months Ended June 30, (unaudited)
	2015	2014	% Change
Revenue From Operations
Management Fee US – Related Party	$56,294	$12,700	-344%
Management Fee Shanghai – Related Party	-	16,083	100%
Total Revenue	56,294	28,783	-96%

Expenses
General and Administrative Expenses	31,318	70,729	56%
Payroll	59,220	58,895	-1%
Professional Fees	32,668	47,556	32%
Value Added Tax China	15,926	-	100%
Depreciation and amortization	1,417	1,630	13%
Total Expenses	140,549	178,810	22%

Income (Loss) From Operations	$(84,255)	$(150,027)	44%

Other Income (Expense)
Interest Payable Expense	-	-
Interest Expense	-	-
Interest Income (Shanghai & US)	171	125	-37%
Total Other Income (Expense), net	171	125	-37%

Net Income (Loss)	$(84,084)	$(149,902)	44%

Foreign Currency Gain (Loss)	(1,338)	(109)	-1128%

Comprehensive Income	$(85,422)	$(150,011)	43%
Income (Loss) Per Share: Basic and Diluted	$(0.00)	$(0.00)

Revenue From Operations. For the three month period ended June 30, 2015, total revenue was $56,294 as compared to $28,783 for the three month period ended June 30, 2014. Loss from operations was ($84,255) for the three month period ended June 30, 2015 as compared to ($150,027) for the three month period ended June 30, 2014. The increase in revenue is attributable to the management services agreement between the Company and ChinAmerica and Sichuan.

Expenses. Total expenses decreased by $38,261 to $140,549 for the three month period ended June 30, 2015 as compared to $178,810 for the three month period ended June 30, 2014. The decrease is primarily attributable to the stock based compensation issued to Mr. Sun during the three month period ended June 30, 2014.

Net Income (Loss). As a result of the decrease in expenses and increase in revenue as explained above, our net loss decreased by $65,818 to ($84,084) for the three month period ended June 30, 2015 as compared to ($149,902) for the three month period ended June 30, 2014.

Liquidity and Capital Resources

General. As of June 30, 2015, we had cash and cash equivalents of $154,348 as compared to cash and cash equivalents of $428,886 as of June 30, 2014. We have met our cash needs through consulting and management services fees. Our cash requirements are generally for professional services and general and administrative activities. We do not believe that our cash balance and expected consulting and management services fees are sufficient to finance our cash requirements for expected operational activities going forward, and therefore we will require additional funding through either loans or the sale of equity, or both.

Operating Activities. Our operating activities used cash of ($158,355) for the six month period ended June 30, 2015 as compared to cash used of ($38,453) for the six month period ended June 30, 2014. The cash flow statement for the six month period ended June 30, 2014 included $870,909 of restricted cash.

Investing Activities. Our investing activities used cash of $0 for the six month period ended June 30, 2015, as compared to cash used of ($1,271) for the six month period ended June 30, 2014.

Financing Activities. Our financing activities provided cash of $64,593 for the six month period ended June 30, 2015 as compared to cash used of ($100,000) for the six month period ended June 30, 2014.

Cash Flow. The following table provides a summary of our cash flows for the six month period ended June 30, 2015 and 2014.

	Six Month Ended June 30, (unaudited)
	2015	2014
Cash used in operating activities	$(158,355)	$(38,454)
Cash used in investing activities	-	(1,271)
Cash provided by financing activities	64,593	(100,000)
Foreign currency translation	632	(1,214)
Net increase (decrease) in cash	$(93,130)	$(140,939)

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

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, management has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 6.                          EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *

3.2	Articles of Amendment to Articles of Incorporation **

3.3	Articles of Amendment to Articles of Incorporation ***

3.4	Articles of Amendment to Articles of Incorporation ****

3.5	Bylaws *

10.1	Management Agreement between AF Ocean Investment Management Company (Shanghai Ltd.) and ChinAmerica Andy Movie Entertainment Media Co., effective December 23, 2013 *****

10.2	Management Services Agreement between AF Ocean Investment Management Company and ChinAmerica Andy Movie Entertainment Media Co., effective as of May 1, 2015 Filed herewith

10.3	Management Services Agreement between AF Ocean Investment Management Company and Sichuan Leaders Petrochemical Company, effective as of May 1, 2015 Filed herewith

10.4	Executive Employment Agreement by and between AF Ocean Investment Management Company and Andy Z. Fan, effective September 1, 2013 ******

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Furnished herewith

101
Consolidated financial statements for the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the fiscal quarter ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements Filed herewith

*	Incorporated herein by reference to AF Ocean Investment Management Company's Registration Statement on Form S-1 filed with the SEC on February 4, 2011.

**	Incorporated herein by reference to AF Ocean Investment Management Company's Current Report on
Form 8-K filed with the SEC on October 5, 2011.

***	Incorporated herein by reference to AF Ocean Investment Management Company's Quarterly Report on
Form 10-Q filed with the SEC on November 14, 2012.

****	Incorporated herein by reference to AF Ocean Investment Management Company's Current Report on
Form 8-K filed with the SEC on July 24, 2014.

*****	Incorporated herein by reference to AF Ocean Investment Management Company's Annual Report on
Form 10-K filed with the SEC on March 31, 2015.

******	Incorporated herein by reference to AF Ocean Investment Management Company's Annual Report on Form 10-K filed with the SEC on April 4, 2014

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: August 14, 2015	By:	/s/ Andy Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)