Form 10-Q
period 2015-09-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2015-11-18
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2015

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

(212) 729-4951
(Registrant’s telephone number, including area code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 16, 2015 there were 298,007,767 shares of common stock outstanding.

TABLE OF CONTENTS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

We identify forward-looking statements by use of terms such as “may,” “will,” “expect,” “anticipate,” “estimate,” “hope,” “plan,” “believe,” “predict,” “envision,” “intend,” “will,” “continue,” “potential,” “should,” “confident,” “could” and similar words and expressions, although some forward-looking statements may be expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements.

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

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS
AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS

	September 30, 2015 (unaudited)	December 31, 2014 (audited)
ASSETS
Current Assets
Cash	$81,030	$247,478
Cash Held For Related Party	429,702	837,296
Prepaid Expenses	11,016	12,536
Interest on Notes Receivable	311	-
Related Party Loan	5,500	-
Total Current Assets	527,559	1,097,310
Other Assets
Property & Equipment, Net of Depreciation of $20,549 and $16,299	7,948	12,199
Intangibles	294,193	294,193
Note Receivable – Related Party	9,600	-
Deposits	8,481	2,020
Total Other Assets	320,222	308,412
Total Assets	$847,781	$1,405,722

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$639	$3,847
Accrued Expenses	1,500	10,605
Unearned Revenue	6,350	-
Cash Due to Related Party	429,702	837,296
Total Current Liabilities	438,191	851,748
Total Liabilities	438,191	851,748
Stockholders’ Equity
Preferred Stock, no par value, 5,000,000 shares authorized, 5,000,000 shares issued and outstanding	750,000	750,000
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 259,211,789 shares and 259,201,789 shares issued and outstanding	2,592,118	2,592,018
Subscription Receivable	-	(74,093)
Additional Paid-In Capital	113,012	113,012
Accumulated Other Comprehensive Income	2,731	3,161
Accumulated Deficit	(3,048,271)	(2,830,124)
Total Stockholders’ Equity	409,590	553,974

Total Liabilities and Stockholders’ Equity	$847,781	$1,405,722

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Nine Month Period Ended September 30, 2015 and 2014

	Nine Months Ended September 30, (unaudited)		Three Months Ended September 30, (unaudited)
	2015	2014	2015	2014
Revenue
Management Fee US – Related Party	$169,355	$50,800	$74,961	$38,100
Management Fee Shanghai – Related Party	-	130,648	-	32,315
Total Revenue	169,355	181,448	74,961	70,415

Expenses
Marketing Expense	-	959,098	-	959,098
General & Administrative	86,188	98,252	31,330	29,950
Payroll	166,996	159,471	57,411	50,122
Professional Fees	114,659	171,431	40,623	55,907
Value Added Tax China	15,926	-	-	-
Depreciation & Amortization	4,251	4,974	1,417	1,742
Total Operating Expenses	388,020	1,393,226	130,781	1,096,819

Operating (Loss) Income	(218,665)	(1,211,778)	(55,820)	(1,026,404)

Other Income (Expense)
Interest Expense	-	(391)	-	-
Interest income (Shanghai & US)	518	(243)	207	(490)
Total Other Income (Expense), net	518	(634)	207	(490)

Net (Loss) Income	(218,147)	(1,212,412)	(55,613)	(1,026,894)
Foreign Currency Gain (Loss)	(1,766)	3,975	(1,062)	5,190
Comprehensive Income	$(219,913)	$(1,208,437)	$(56,675)	$(1,021,704)

Earnings (loss) per share - basic and dilutive	$(0.00)	$(0.017)	$(0.00)	$(0.006)
Weighted average shares	259,211,240	68,831,601	259,211,789	163,694,995

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, (unaudited)
	2015	2014
Cash Flows From Operating Activities
Net Income (Loss)	$(218,147)	$(1,212,411)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock Issued For Services	100	959,938
Depreciation and Amortization Expense	4,251	4,974
Bad Debt	-	20,000
Changes in Operating Assets and Liabilities:
Escrow Funds held by Related Party	407,594	1,304,460
Note Receivable – Related Party	(9,600)	(137,383)
Accounts Receivable	-	122,300
Accounts Payable	(3,208)	1,165
Interest on Note Receivable	(311)	-
Other Current Asset	(6,461)	(2,555)
Deferred Revenue	6,350	-
Cash Due To Related Party	(407,594)	(1,304,460)
Related Party Payable	-	8,056
Prepaid Expenses	1,520	9,940
Payroll Liabilities and Other Accrued Expenses	(9,105)	(15,508)
Total Adjustments	(16,464)	970,927
Net cash (used in) provided by operating activities	(234,611)	(241,484)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(3,476)
Net cash (used in) provided by investing activities	-	(3,476)

Cash flows from financing activities
(Repayments to) advances from related parties	(5,500)	(2,400)
Repayment of Note Payable – ICM	-	(100,000)
Subscription receivable	74,093	-
Net cash (used in) provided by financing activities	68,593	(102,400)

Foreign Currency Gain (Loss)	(430)	3,448

Net increase (decrease) in cash	(166,448)	(343,912)

Cash at beginning of year	247,478	569,825

Cash at end of year	$81,030	$225,913

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
NON-CASH DISCLOSURES
Non-cash financing activities	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Month Period Ended September 30, 2015 and 2014

NOTE 1.                          NATURE OF BUSINESS
Organization.
AF Ocean Investment Management Company was incorporated under the laws of the State of Florida on April 2, 2003. We have one wholly-owned subsidiary, AF Ocean Investment Management Company (Shanghai Ltd.) (the “Subsidiary”), which we acquired as of July 6, 2012. AF Ocean Investment Management Company (together with the Subsidiary, the “Company”, “AF Ocean” “our” or “we”) promotes business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions. Our mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on U.S. stock exchanges. However, we are in the process of a strategic change in operations due to our acquisition in July 2014 of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction (the “Technology”). We believe that our primary business enterprise going forward will be based on the Technology.

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.
In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three and nine month period ended September 30, 2015 and 2014; (b) the financial position at September 30, 2015; and (c) cash flows for the nine month period ended September 30, 2015 and 2014, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. Operating results for the three and nine month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

Property and Equipment.
Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at September 30, 2015.

Foreign Currency Gain (Loss).
The Company addressed the effect of the exchange rate differences resulting from the translation of the consolidated financial statements of the Subsidiary into the consolidated corporate statements on the Balance Sheet with an Exchange rate loss of ($1,062) during the three month ended September 30, 2015. The effect of the foreign currency translation is recorded in comprehensive income.  The relative value of the Chinese CNY to the United States USD remained relatively constant during the nine month period ended September 30, 2015 ranging from .1612 on July 1, 2015 to .1573 on September 30, 2015, CNY to the USD.

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

Revenue Recognition.
Revenue from consulting and management services is recognized according to the terms of the consulting and management services agreements. Generally, consulting and management services revenue will be recognized over the term of the agreement.  At times deposits or prepayments may result in deferred income which will be recognized into income as the services are performed. During the nine month period ended September 30, 2015 we had deferred income of $6,350.

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

The Company may issue restricted stock for various business and administrative services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached; or (ii) the date at which the counterparty’s performance is complete.

During the nine month period ended September 30, 2015, the Company issued 10,000 shares at par value in the form of share-based compensation.

Advertising.
Our advertising expenses are recognized as incurred. There were no marketing expenses during the nine month period ended September 30, 2015.

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

Segment Information.
In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments which meet the quantitative thresholds delineated. The Company has one reporting segment that does not meet any of the quantitative thresholds to require separate reporting. However, see Note 12 for limited disclosure.

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
NOTE 3.                          GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2015, current assets exceeded current liabilities by $89,368. Total assets decreased from $1,405,722 at December 31, 2014 to $847,781 at September 30, 2015, and total liabilities decreased from $851,748 at December 31, 2014 to $438,191 at September 30, 2015.
We had revenue from management services fees of $169,355 and a net loss of ($218,147) for the nine month period ended September 30, 2015 as compared to revenue of $181,448 and a net loss of ($1,212,412) for the nine month period ended September 30, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.
The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.                          PROPERTY & EQUIPMENT

Fixed Assets Summary

The following table provides the fixed assets and accumulated depreciation results for the Company and the Subsidiary for the nine month period ended September 30, 2015, as compared to the fiscal year ended December 31, 2014.

Fixed Assets Summary	September 30, 2015 (unaudited)	December 31, 2014 (audited)
	2015	2014
U.S. Fixed Assets	$19,508	$19,508
U.S. Accumulated Depreciation	$(12,344)	$(8,948)
Total U.S. Assets	$7,164	$10,560

Foreign Subsidiary Fixed Assets	$8,989	$8,989
Foreign Subsidiary Accumulated Depreciation	$(8,205)	$(7,350)
Total Foreign Subsidiary Assets	$784	$1,639
Total Combined Assets	7,948	12,199
Assets are depreciated over their useful lives when placed in service.  Depreciation expense was $4,251 and $4,974 for the nine month period ended September 30, 2015 and 2014, respectively.
Depreciation expense for the three month period ended September 30, 2015 and 2014 is $1,417 and $1,742.
NOTE 5.                          INTANGIBLE ASSETS

Intangible assets of $294,193 consist of business licenses in the Peoples’ Republic of China and goodwill acquired in an acquisition during 2012. Management has determined that these assets have unlimited lives and will not be amortized.  The company reviews the intangible assets for impairment at the end of each year.

NOTE 6.                          RELATED PARTY TRANSACTIONS

On December 23, 2013, the Subsidiary entered into a management agreement with ChinAmerica Andy Movie Entertainment Media Company, a Florida corporation (“ChinAmerica”), for the collection and maintenance of all funds received in the People's Republic of China on behalf of ChinAmerica. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. There were no payments received during the nine month period ended September 30, 2015. As of September 30, 2015, the current balance in the account held on behalf of ChinAmerica is $429,702.
On February 23, 2015, the related party subscription receivable due from the majority shareholder in the amount of $74,093 was paid in full and has been satisfied.
Commencing on May 1, 2015, we renewed the management services agreement with ChinAmerica and Sichuan Leaders Petrochemical Company (“Sichuan”) for an additional year. We share the same Chief Executive Officer and controlling shareholder as ChinAmerica and Sichuan. Both related parties pay the Company a monthly management fee for a combined total of $21,787 per month for access to and use of the Company’s leased office space, legal services, management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. (collectively, the “Services”). During the nine month period ended September 30, 2015, payments totaling $169,355 have been received from both companies for these management services.
Commencing on July 1, 2015, we entered into a management services agreement with Sarasota Pack and Ship, Inc. in the amount of $9,600 to handle management and accounting related services including the bookkeeping, managing their websites, handling employee matters, and related governmental filings, processing payables and payroll.

NOTE 7.                          STOCKHOLDERS’ EQUITY
Common Stock
On January 12, 2015, the Company issued 10,000 shares as stock based compensation @ a par value of $0.01.

As of September 30, 2015 and December 31, 2014, the Company had 259,211,789 and 259,201,789 shares of common stock issued and outstanding, respectively.

No shares were issued during the three month period ended September 30, 2015.

The Company has no options or warrants issued or outstanding.

Series A Convertible Preferred Stock

As of September 30, 2015, the Company had 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding, reflecting no change since December 31, 2014.

NOTE 8.                          CORRECTION AND RESTATEMENT OF QUARTER ENDING SEPTEMBER 2014 FINANCIALS

For presentation purposes only; the Company recategorized stock purchases from the nine month period ended September 30, 2014 by putting them in the proper period they were issued in. The sole purpose is to correct the September 30, 2014 presentation.

For the nine months ended September 30, 2014 marketing expense was decreased from $95,909,826 to $959,098.

For the nine months ended September 30, 2014 general and administrative expense was decreased from $186,386 to $98,252.

For the three months ended September 30, 2014 marketing expense was decreased from $95,909,826 to $959,098.

For the three months ended September 30, 2014 general and administrative was decreased from $75,245 to $29,950.

As of nine months ended September 30, 2014 net loss was decreased from $96,242,325 to $1,212,412.

For the three months ended September 30, 2014 net loss was decreased from $96,020,647 to $1,026,894.

NOTE 9.                          RECLASSIFICATION

Certain items have been reclassified during the nine month period ended September 30, 2014 for presentation purposes.

NOTE 10.                      VALUE ADDED TAXES

During the nine month period ended September 30, 2015, the Subsidiary incurred $15,926 in value added tax at a rate of 25% paid to the Chinese government.

NOTE 11.                      COMMITMENTS AND CONTINGENCIES

On December 23, 2013, the Subsidiary entered into a management agreement with ChinAmerica.  ChinAmerica has operations' in China and will be receiving payment for such operations in China. Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained the Subsidiary to manage the money it receives from its Chinese operations. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. As of September 30, 2015, the current balance in the account held on behalf of ChinAmerica is $429,702.

Commencing May 1, 2015, the Company renewed the management services agreement with ChinAmerica and Sichuan to provide management services for an additional year to both related parties. All of the revenue received during the nine month period ended September 30, 2015, totaling $169,355 was from management services fees paid by ChinAmerica and Sichuan.

The amounts and terms of the above transaction may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Commencing on July 1, 2015, we entered into a management services agreement with Sarasota Pack and Ship, Inc. in the amount of $9,600 to handle management and accounting related services including the bookkeeping, managing their websites, handling employee matters, and related governmental filings, processing payables and payroll.

NOTE 12.                      SEGMENT REPORTING
The Company acquired one operating segment, the Subsidiary, during the third quarter of 2012. We intend to develop a provider of business services to Chinese individuals who have investments in U.S. companies. There was no revenue during the nine month period ended September 30, 2015. The following are the expenses attributed to the Subsidiary for the nine month period ended September 30, 2015. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the consolidated financial statements.

AF Ocean Investment Management Company (Shanghai Ltd.) Segment	September 30, 2015 (unaudited)
Net income, (net loss)	$(126,803)
Total Assets	$8,989

NOTE 13.                      SUBSEQUENT EVENTS

On November 9, 2015, the Company issued 38,795,978 shares of common stock to 987 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology.  The forgoing 38,795,978 shares are referred to as the “Promotional Shares.” Because there is no “established trading market” for our common stock, the Promotional Shares were valued at par value of $0.01 per share. The aggregate value of the Promotional Shares is $38,795.98. We did not receive any cash consideration in connection with the issuance of the Promotional Shares. The offering and issuance of the Promotional Shares were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and Rule 903 of Regulation S promulgated thereunder, insofar as the Promotional Shares were offered and sold in an "offshore transaction" and there were no "directed selling efforts" in or into the United States of the Promotional Shares, all within the meaning of Rule 902 of Regulation S. Furthermore, no recipient of the Promotional Shares is a United States citizen; nor did any recipient acquire the Promotional Shares for the account or benefit of a United States citizen; and the Promotional Shares are restricted pursuant to Rule 144 under the Securities Act. Management has evaluated subsequent events through October 31, 2015, the date the consolidated financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure.

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed elsewhere in this report.

Overview and Going Concern

AF Ocean Investment Management Company was incorporated under the laws of the State of Florida on April 2, 2003. We have one wholly-owned subsidiary, AF Ocean Investment Management Company (Shanghai Ltd.) (the “Subsidiary”), which we acquired as of July 6, 2012. AF Ocean Investment Management Company and the Subsidiary are hereinafter collectively referred to as the “Company”, “we” or “our.” We promote business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  Our mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on U.S. stock exchanges. We believe we can and will continue to do so during the next twelve months. However, we are in the process of a strategic change in operations due to our acquisition in July 2014 of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction (the “Technology”). We believe that our primary business enterprise going forward will be based on this Technology.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2015, current assets exceeded current liabilities by $89,368. Total assets decreased from $1,405,722 at December 31, 2014 to $847,781 at September 30, 2015, and total liabilities decreased from $851,748 at December 31, 2014 to $438,191 at September 30, 2015.

We had revenue from management services fees of $169,355 and a net loss of ($218,147) for the nine month period ended September 30, 2015 as compared to revenue of $181,448 and a net loss of ($1,212,412) for the nine month period ended September 30, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Results of Operations

Nine Month Period Ended September 30, 2015 and 2014

The following table provides a comparison of a summary of our results for nine month period ended September 30, 2015 and 2014.

	Nine Months Ended September 30, (unaudited)
	2015		2014	% Change
Revenue From Operations	$			$
Management Fee U.S. – Related Party		169,355	50,800		234%
Management Fee Shanghai – Related Party		-	130,648		100%
Total Revenue		169,355	181,448		7%

Expenses
Marketing Expense		-	959,098		100%
General and Administrative Expenses		$86,188	$98,252		13%
Payroll		166,996	159,471		-5%
Professional Fees		114,659	171,431		34%
Value Added Tax China		15,926	-		100%
Depreciation and amortization		$4,251	$-		100%
Total Expenses		388,020	1,393,226		76%

Income (Loss) From Operations		$(218,665)	$(1,211,778)		82%

Other Income (Expense)
Interest Payable Expense		$-	$-
Interest Expense		$-	$(391)		100%
Interest Income (Shanghai & US)		$518	$(243)		314%
Total Other Income (Expense), net		$518	$(634)		182%

Net Income (Loss)		(218,147)	(1,212,412)		82%

Foreign Currency Gain (Loss)		$(1,766)	$3,975		145%

Comprehensive Income		$(219,913)	$(1,208,437)		19%
Income (Loss) Per Share: Basic and Diluted		$(0.00)	$(0.00)

Revenue From Operations. For the nine month period ended September 30, 2015, total revenue was $169,355 as compared to $181,448 for the nine month period ended September 30, 2014. Loss from operations was ($218,665) for the nine month period ended September 30, 2015 as compared to ($1,211,778) for the nine month period ended September 30, 2014. The decrease in revenue is attributable to a loss of management fee income the Company receives when a deposit is received on behalf of ChinAmerica Andy Movie Entertainment Media Company (“ChinAmerica”), All of our revenue for the nine month period ended September 30, 2015 was from management services fees paid by ChinAmerica and Sichuan Leaders Petrochemical Company (“Sichuan”) in the U.S. We received the $169,355 from ChinAmerica and Sichuan in connection with management services agreements.

Expenses. Total expenses decreased by $1,005,206 to $388,020 for the nine month period ended September 30, 2015 as compared to $1,393,226 for the nine month period ended September 30, 2014. The decrease was directly attributable to the marketing expense that was recorded to account for the promotional shares issued on July 28, 2014.

Net Income (Loss). As a result of the decrease in marketing expenses as explained above, our net loss decreased by $994,265 to ($218,147) for the nine month period ended September 30, 2015 as compared to ($1,212,412) for the nine month period ended September 30, 2014.

Three Month Period Ended September 30, 2015 and 2014

The following table provides a comparison of a summary of our results for three month period ended September 30, 2015 and 2014.

	Three Months Ended September 30, (unaudited)
	2015	2014	% Change
Revenue From Operations
Management Fee US – Related Party	$74,961	$38,100	-97%
Management Fee Shanghai – Related Party	-	32,315	100%
Total Revenue	74,961	70,415	-7%

Expenses
Marketing Expense	-	959,098	100%
General and Administrative Expenses	31,330	29,950	59%
Payroll	57,411	50,122	-15%
Professional Fees	40,623	55,907	28%
Depreciation and amortization	1,417	-	100%
Total Expenses	130,781	1,096,819	88%

Income (Loss) From Operations	$(55,820)	$(1,026,404)	95%

Other Income (Expense)
Interest Income (Shanghai & US)	207	(490)	143%
Total Other Income (Expense), net	207	(490)	143%

Net Income (Loss)	$(55,613)	$(1,026,894)	95%

Foreign Currency Gain (Loss)	(1,062)	5,190	121%

Comprehensive Income	$(56,675)	$(1,021,704)	95%
Income (Loss) Per Share: Basic and Diluted	$(0.00)	$(0.00)

Revenue From Operations. For the three month period ended September 30, 2015, total revenue was $74,961 as compared to $70,415 for the three month period ended September 30, 2014. Loss from operations was ($55,820) for the three month period ended September 30, 2015 as compared to ($1,026,404) for the three month period ended September 30, 2014. The slight increase in revenue is attributable to the combination of the management services agreement between the Company and ChinAmerica and Sichuan as well as the lack of management income for Shanghai during the three month ended September 30, 2015.

Expenses. Total expenses decreased by $966,038 to $130,781 for the three month period ended September 30, 2015 as compared to $1,096,819 for the three month period ended September 30, 2014. The decrease is directly attributable to the marketing expense that was recorded to account for the promotional shares issued on July 28, 2014.

Net Income (Loss). As a result of the decrease in expenses as explained above, our net loss decreased by $971,281 to ($55,613) for the three month period ended September 30, 2015 as compared to ($1,026,894) for the three month period ended September 30, 2014.

Liquidity and Capital Resources

General. As of September 30, 2015, we had cash and cash equivalents of $81,030 as compared to cash and cash equivalents of $225,913 as of September 30, 2014. We have met our cash needs through consulting and management services fees. Our cash requirements are generally for professional services and general and administrative activities. We do not believe that our cash balance and expected consulting and management services fees are sufficient to finance our cash requirements for expected operational activities going forward, and therefore we will require additional funding through either loans or the sale of equity, or both.

Operating Activities. Our operating activities used cash of ($234,611) for the nine month period ended September 30, 2015 as compared to cash used of ($241,484) for the nine month period ended September 30, 2014.

Investing Activities. Our investing activities provided cash of $0 for the nine month period ended September 30, 2015, as compared to cash used of ($3,476) for the nine month period ended September 30, 2014.

Financing Activities. Our financing activities provided cash of $68,593 for the nine month period ended September 30, 2015 as compared to cash used of ($102,400) for the nine month period ended September 30, 2014.

Cash Flow. The following table provides a summary of our cash flows for the nine month period ended September 30, 2015 and 2014.

	Nine Month Ended September 30, (unaudited)

	2015	2014
Cash used in operating activities	$(234,611)	$(241,484)
Cash used in investing activities	-	(3,476)
Cash (used in) provided by financing activities	68,593	(102,400)
Foreign currency (loss) gain	(430)	3,448
Net increase (decrease) in cash	$(166,448)	$(343,912)

Value Added Taxes

Annual charge levied on both earned income and unearned income. In addition to financing a government’s operations, progressive income taxation is designed to distribute wealth more evenly in a population, and to serve as automatic fiscal stabilizer to cushion the effects of economic cycles. Presence of tax loopholes whose number increases in direct proportion to the complexity of tax code may allow some wealthy persons to escape higher taxes without violating the letter of the tax laws. During the nine month period ended September 30, 2015 The Subsidiary incurred $15,926 in value added tax at a rate of 25%.

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

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with generally accepted accounting principles of the United States (“GAAP”). GAAP represents a comprehensive set of accounting and disclosure rules and requirements. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Our actual results could differ from those estimates. We use historical data to assist in the forecast of our future results. Deviations from our projections are addressed when our financials are reviewed on a monthly basis. This allows us to be proactive in our approach to managing our business. It also allows us to rely on proven data rather than having to make assumptions regarding our estimates.

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

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to Item 305 of Regulation S-K.

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

PART II – OTHER INFORMATION

ITEM 5.                          OTHER INFORMATION

On November 9, 2015, the Company issued 38,795,978 shares of common stock to 987 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology. The forgoing 38,795,978 shares are referred to as the “Promotional Shares.” Because there is no “established trading market” for our common stock, the Promotional Shares were valued at par value of $0.01 per share. The aggregate value of the Promotional Shares is $38,795.98. We did not receive any cash consideration in connection with the issuance of the Promotional Shares. The offering and issuance of the Promotional Shares were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and Rule 903 of Regulation S promulgated thereunder, insofar as the Promotional Shares were offered and sold in an "offshore transaction" and there were no "directed selling efforts" in or into the United States of the Promotional Shares, all within the meaning of Rule 902 of Regulation S. Furthermore, no recipient of the Promotional Shares is a United States citizen; nor did any recipient acquire the Promotional Shares for the account or benefit of a United States citizen; and the Promotional Shares are restricted pursuant to Rule 144 under the Securities Act.

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

101
Consolidated financial statements for the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the fiscal quarter ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements Filed herewith

*            Incorporated herein by reference to AF Ocean Investment Management Company’s Registration Statement  on  Form S-1 filed with the SEC on February 4, 2011.

**            Incorporated herein by reference to AF Ocean Investment Management Company’s Current Report on
Form 8-K filed with the SEC on October 5, 2011.

***            Incorporated herein by reference to AF Ocean Investment Management Company’s Quarterly Report on
Form 10-Q filed with the SEC on November 14, 2012.

****            Incorporated herein by reference to AF Ocean Investment Management Company’s Current Report on
Form 8-K filed with the SEC on July 24, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: November 17, 2015	By:	/s/ Andy Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)