Form 10-K
period 2015-12-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2016-04-14
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2015

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
(Address of principal executive offices) (Zip code)

(941) 907-8181
(Registrant’s telephone number, including area code)

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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer.☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On September 30, 2015, the last business day of the registrant’s most recently completed third fiscal quarter, 259,201,789 shares of its common stock (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. Because there is no “established trading market” for the registrant’s common stock, these shares have been arbitrarily valued at par value of $0.01 per share, and the aggregate market value of such shares at such date was $2,592,118.

As of April 14, 2016, there were 298,007,767 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements	1

PART I	2

PART II	6

PART III	13

PART IV	18

Item 15.	Exhibits, Financial Statement Schedules	18

SIGNATURES	19

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS	20

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements are generally located in the material set forth under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and “Properties” but may be found in other locations as well. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements.

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

On July 24, 2014, we acquired, through the Subsidiary, intellectual property from Pilot New Energy Research Institute of Beijing in the People’s Republic of China (the “Institute”) in the form of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction (the “Technology”). In exchange for the transfer of the Technology to the Subsidiary, we issued 5,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) to the Institute's sole legal representative, Mr. Andy Fan, our principal shareholder and sole director. The Preferred Shares have the voting rights equivalent to 500,000,000 shares of common stock. The Preferred Shares have no par value and are convertible into 75,000,000 shares of our common stock.

The board of directors of the Company (the “Board”) believes that the Technology will be our main business enterprise going forward. After acquiring the Technology, we issued 167,012,323 shares of common stock valued at $1,670,123 to 3,160 Chinese citizens. These people will enable us to effectively market the Technology to many organizations in China that we otherwise would not have been able to reach with other marketing programs relating to the Technology.
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
(7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts
At the present time we own the domain name, www.afocean.com. We have not registered the name “AF Ocean Investment Management Company” or the mark used by our business as a trade name or trademark, respectively, in Florida or any state or the United States Patent and Trademark Office. In addition to the Technology, which has not been patented in China or any other country, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:
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
We are subject to the reporting requirements of Section 13 of the Exchange Act, and the disclosure requirements of Regulation S-K. However, as a “smaller reporting company,” we are permitted to omit certain disclosures or provide less disclosure regarding certain information required to be disclosed under Regulation S-K as compared to companies that are not a “smaller reporting company.”
We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least ten days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.
The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to shareholders will cause our expenses to be significantly higher than they would be if we were a privately-held company.
Sarbanes-Oxley Act
We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthen auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (this is not applicable to “non-accelerated filers” and “smaller reporting companies”); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes-Oxley Act will substantially increase our legal and accounting costs.
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
State and Local Regulations
There are no state or local regulations that require us to obtain a special business license for our business, however the City of Sarasota requires us to maintain a yearly business license and the State of Florida requires us to file an Annual Report. We are not required as a company to maintain Worker’s Compensation Insurance and pay into the Florida Unemployment Compensation Fund since we have no employees. When we retain new officers and begin to pay salaries we will then have to apply for Workers Compensation Insurance and pay into the Florida Unemployment Compensation Fund.
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
            (12) Number of Total Employees and Number of Full Time Employees
As of December 31, 2015 there were six (6) full-time paid employees. Our President, Andy Z. Fan, the majority shareholder in AF Ocean, devotes a minimum of 20 hours per week to the Company. As the business increases, he will delegate more of his work to new employees yet to be hired.

ITEM 1A.                          RISK FACTORS

We are a “smaller reporting company” as defined by Item 10(f)(1) of Regulation S-K, and as such are not required to provide the information contained in this item pursuant to the requirements under Form 10-K.

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                          PROPERTIES

On July 1, 2015, we moved our corporate office from the office space we were occupying at 15500 Roosevelt Boulevard, Suite 305, Clearwater, Florida 33760 (“Suite 305”) to 11015 Gatewood Drive, Suite 103, Lakewood Ranch, Florida 34211. We entered into a lease with 6843 Windslow, LLC for Suite 103, and we share Suite 103 with two related parties, Sichuan Leaders Petrochemical Company (“Sichuan”) and ChinAmerica Andy Movie Entertainment Media Co (“ChinAmerica”). The lease for Suite 103 is for a term of two years commencing July 1, 2015, and the monthly rent is $1,810. We did not enter into a sub-lease with Sichuan or ChinAmerica for use of Suite 103. Instead, their use of Suite 103 is included as part of the services provided by us to Sichuan and ChinAmerica under the management agreements. We consider our current office space arrangement adequate and will reassess our needs based upon our future growth.

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

ITEM 4.                          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded over-the-counter and quoted on the OTCQB marketplace under the symbol “AFAN.” Historically, there have been few trades and there currently is no “established trading market” for our shares of common stock. No assurance can be given that any market for our common stock will develop or be maintained.
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
	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$1.50	$1.01
Second Quarter	$3.00	$1.65
Third Quarter	$2.00	$2.00
Fourth Quarter	$2.00	$1.65
	High	Low
Fiscal Year ended December 31, 2014
First Quarter	$1.02	$.20
Second Quarter	$1.02	$.20
Third Quarter	$1.05	$.20
Fourth Quarter	$1.52	$0.15

The SEC generally defines what is referred to as “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Our common stock is a penny stock and as such is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our common stock. We believe that the penny stock rules may discourage investor interest in, and limit the marketability of, our common stock.

Holders
As of the close of business on March 31, 2016, there were approximately 4,397 holders of record of our common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2015, there are no compensation plans under which our equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On June 26, 2014, as compensation for consulting services performed for the Company, we issued 42,000 common shares valued at $420 to Mr. Sun Xueji. Because there is no “established trading market” for our common stock, the shares were valued at par value of $0.01 per share. The $420 was included in the general and administrative expense line item in the statement of operations.
On July 16, 2014, as compensation for consulting services performed for the Company, we issued 42,000 common shares valued at $420 to Mr. Shumin Liao. Because there is no “established trading market” for our common stock, the shares were valued at par value of $0.01 per share. The $420 was included in the general and administrative expense line item in the statement of operations.
On July 28, 2014, we issued 95,909,826 shares of our common stock to 1,349 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology. The 395,909,826 shares are referred to as Promotional Shares. The aggregate value of the Promotional Shares is $395,909,826 based on a $1.00 closing price of our common stock on the OTCQB tier of the OTC marketplace on both July 24 and July 28, 2014. We did not receive any consideration in connection with the issuance of the Promotional Shares.
On October 10, 2014, the Company issued 69,091,497 shares of our common stock to 1,619 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology. The 69,091,497 shares are Promotional Shares.  The aggregate value of the Promotional Shares is $76,000,647 based on a $1.10 closing price of our common stock on the OTCQB tier of the OTC marketplace on October 10, 2014.  We did not receive any consideration in connection with the issuance of the Promotional Shares.
On November 24, 2014, we issued 2,011,000 shares of common stock to 192 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology. The forgoing 2,011,000 shares are referred to as the “Promotional Shares.” We did not receive any cash consideration in connection with the issuance of the Promotional Shares. The offering and issuance of these Promotional Shares were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and Rule 903 of Regulation S promulgated thereunder, insofar as the Promotional Shares were offered and sold in an "offshore transaction" and there were no "directed selling efforts" in or into the United States of the Promotional Shares, all within the meaning of Rule 902 of Regulation S.  Furthermore, no recipient of the Promotional Shares is a United States citizen; nor did any recipient acquire the Promotional Shares for the account or benefit of a United States citizen; and the Promotional Shares are restricted pursuant to Rule 144 under the Securities Act.

On January 12, 2015, there were 10,000 shares, at a par value of $0.01, issued to Mr. Wumaier as stock based compensation.

On November 9, 2015, the Company issued 38,795,978 shares of common stock to 987 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology.  The forgoing 38,795,978 shares are referred to as the “Promotional Shares.” Because there is no “established trading market” for our common stock, the Promotional Shares were valued at par value of $0.01 per share. The aggregate value of the Promotional Shares is $38,796. We did not receive any cash consideration in connection with the issuance of the Promotional Shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not, nor did anyone on our behalf or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) of the Exchange Act, repurchase any outstanding shares of our common stock during any month within the fourth quarter of our fiscal year ended December 31, 2015.

ITEM 6.                          SELECTED FINANCIAL DATA

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015, current assets exceeded current liabilities by $78,431. Total assets decreased from $1,576,222 at December 31, 2014 to $876,995 at December 31, 2015, and total liabilities decreased from $851,748 at December 31, 2014 to $357,838 at December 31, 2015.

We had revenue from consulting and management services fees of $270,516 and a net loss of ($316,877) for the fiscal year ended December 31, 2015 as compared to revenue of $389,048 and a net loss of ($2,035,543) for the fiscal year ended December 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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
Results of Operations

The following table provides a comparison of a summary of our results for the fiscal years ended December 31, 2015 and 2014.

	Fiscal Years Ended December 31,
	2015	2014	% Change
Revenue:	$270,516	$389,048	-31%
General and administrative expenses	$582,435	$2,248,288	74%
Depreciation and amortization	$5,668	$8,896	36%
Loss from operations	$(317,587)	$(1,868,136)	83%

Other income (expense):
Interest expense	$-	$(391)	100%
Interest income	$710	$540	-32%
Other	$-	$-%
Total other income (expense), net	$710	$149	377%

Net income (loss)	$(316,877)	$(1,867,987)	83%

Foreign currency translation	$(1,429)	$2,634	155%
Comprehensive (loss)	$(318,306)	$(1,865,353)	83%
Income (loss) per share: basic and diluted	$(0.00)	$(0.01)

Loss from Operations. For the fiscal year ended December 31, 2015, total revenue was $270,516 as compared to $389,048 for the fiscal year ended December 31, 2014. Loss from operations was ($317,587) for the fiscal year ended December 31, 2015 as compared to ($1,868,136) for the fiscal year ended December 31, 2014. The increase in revenue is attributable to increased management fees.  All of our revenue for the fiscal year ended December 31, 2015 was from management services fees paid by two companies affiliated with our sole officer and director, Andy Fan. We received $35,000 from ChinAmerica in connection with managing funds earned by and paid to ChinAmerica in China, and the remaining $235,516 from ChinAmerica and Sichuan in connection with management services agreements.

General and Administrative and Marketing Expenses. General and administrative expenses decreased by $1,704,831 to $582,435 for the fiscal year ended December 31, 2015 as compared to $2,248,288 for the fiscal year ended December 31, 2014. The decrease is attributable to $1,670,123 in common stock issued to 3,160 Chinese citizens for marketing services in China related to the Technology that occurred in 2014.  Comparably, in the year ended December 31, 2015 $38,796 of marketing expense was incurred.

Net Income (Loss). As a result of the decrease in expenses and increase in revenue discussed above, our net loss decreased by ($1,551,110) to ($316,877) for the fiscal year ended December 31, 2015 as compared to ($1,867,987) for the fiscal year ended December 31, 2014.

Liquidity and Capital Resources

General. As of December 31, 2015, we had cash and cash equivalents of $60,741 as compared to cash and cash equivalents of $247,478 as of December 31, 2014. We have met our cash needs through consulting and management services fees. Our cash requirements are generally for professional services and general and administrative activities. We do not believe that our cash balance and expected consulting and management services fees are sufficient to finance our cash requirements for expected operational activities going forward, and therefore we will require additional funding through either loans or the sale of equity, or both.

Operating Activities. Our operating activities used cash of $95,263 for the fiscal year ended December 31, 2015 as compared to $(204,927) for the fiscal year ended December 31, 2014.

Investing Activities. Our investing activities used cash of $0 for the fiscal year ended December 31, 2015 as compared to $(3,477) for the fiscal year ended December 31, 2014.

Financing Activities. Our financing activities provided cash of $(280,571) for the fiscal year ended December 31, 2015 as compared to cash used of $(116,577) for the fiscal year ended December 31, 2014.

Cash Flow. The following table provides a summary of our cash flows for the fiscal years ended December 31, 2015 and 2014.

	Fiscal Years Ended December 31,
	2015	2014
Cash used in operating activities	$95,263	$(204,927)
Cash used in investing activities	$-	$(3,477)
Cash provided by financing activities	(280,571)	$(116,577)
Foreign currency translation and adjustments	$(1,429)	$2,634
Net increase (decrease) in cash	$(186,737)	$(322,347)

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

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited consolidated financial statements as of and for the fiscal years ended December 31, 2015 and 2014 are included beginning on Page F-1 immediately following the signature page to this annual report. See Item 15 for a list of the consolidated financial statements included herein.

ITEM 9.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

On June 29, 2015, the Board of Directors of AF Ocean Investment Management Company (the “Company”) approved the withdrawal of DKM Certified Public Accountants (“DKM”) as the Company’s independent registered public accounting firm, effective as of June 29, 2015.

On July 1, 2015, the Board of Directors of the Company approved the engagement of Stevenson & Company CPAS LLC as the Company’s new independent registered public accounting firm, effective as of June 29, 2015. Stevenson & Company CPAS LLC conducted the review engagement on the Company's quarterly Financial Statements commencing with the June 30, 2015 quarterly review.

For more information regarding our change in accountants, see our Current Report on Form 8-K dated and filed with the SEC on July 1, 2015.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework - Guidance for Smaller Public Companies (the COSO criteria). Based on our assessment, management identified material weaknesses related to: (i) our internal audit functions; and (ii) a lack of segregation of duties within accounting functions. Based on this evaluation, our management concluded that as of December 31, 2015, we did not maintain effective internal control over financial reporting.

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

ITEM 9B.                          OTHER INFORMATION

There is no information required to be disclosed in a report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2015 but not reported, whether or not otherwise required by this Form 10-K.

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

Name	Age	Position
Andy Z. Fan	52	Chairman of the Board, President, Treasurer, Chief Executive Officer, Chief Financial Officer

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

Mr. Fan has written 15 books since 2004, including one describing his experience serving as President Clinton's Chinese interpreter titled “Clinton and My Life,” which became the No. 1 best seller in China in June 2011. His 15 books are popular in China and have made him a well-respected and sought-after public speaker, as well as a frequent guest on Chinese television programs. He has also been featured in numerous Chinese magazines, including “Chinese Business Leader,” “China Celebrity,” “China Private Capital,” “World Chinese Businessman,” “Discovery,” “Commerce” and “The View,” among others. Due to his achievements and notoriety in China, he has been invited as the guest of honor and/or speaker by many prominent organizations, such as being invited to the Nobel Laureates Beijing Forum and Forbes China City Investment Forum in 2006. In 2009, in celebration of the 60th anniversary of the founding of the People’s Republic of China, Mr. Fan was chosen to be one of “China’s 60 Role Models in 60 Years,” and his portrait was printed on a Chinese Postage Stamp that same year.

Other Directorships Held in Companies Subject to the Exchange Act Reporting Requirements

Mr. Fan is currently the sole director and executive officer of Sichuan Leaders Petrochemical Company. Its common stock is quoted on the OTCQB marketplace under the symbol “SLPC.”

Mr. Fan is currently the sole director and executive officer of ChinAmerica Andy Movie Entertainment Media Co. Its common stock is quoted on the OTCQB marketplace under the symbol “CAME.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our shares of common stock are registered under the Exchange Act, and therefore our officers, directors and holders of more than 10% of our outstanding shares (“Section 16(a) Reporting Persons”) are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Section 16(a) Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon our review of reports submitted to us during the fiscal year ended December 31, 2015, other than discussed below, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during the fiscal year ended December 31, 2015 were timely filed by Section 16(a) Reporting Persons with the SEC.

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

Audit Committee and Audit Committee Financial Expert

We have not established an audit committee, nor any other designated committee of the Board, because we have limited operations and have only one director. Our sole director, Andy Z. Fan, functions as and performs the duties and responsibilities typically carried out separately by an audit committee: such as recommending a firm of independent certified public accountants to audit the financial statements, reviewing the auditors’ independence, the financial statements and their audit report, and reviewing management’s administration of the system of internal accounting controls. We do not have a written audit committee charter or similar document.

We do not have an “audit committee financial expert.” We believe the cost related to retaining a financial expert at this time is prohibitive.

ITEM 11.                          EXECUTIVE COMPENSATION

Summary Compensation Table
The following table sets forth certain information concerning the compensation for services rendered in all capacities to us for the fiscal years ended December 31, 2015 and 2014 by our chief executive officer (principal executive officer) and our most highly compensated executive officers other than the chief executive officer whose total annual compensation was at least $100,000, who are referred to in this section as the named executive officers.
Name and Principal Position	Fiscal Year	Salary ($)	Total ($)
Andy Z. Fan (1)	2015	26,735	26,735
CEO, President, CFO, Treasurer	2014	26,010	26,010
________________________
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
Outstanding Equity Awards at Fiscal Year-End
No individual grants of stock, options to purchase stock or other equity incentive awards have been made to any executive officer during the fiscal year ended December 31, 2015, although we may choose to adopt a plan for equity awards in the future.
Director Compensation
We do not currently have an established policy to provide any type of compensation (cash, equity, incentive, deferred or otherwise) to our sole director for his services in that capacity during the fiscal year ended December 31, 2015, although we may choose to adopt a policy in the future.

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
The percentage of outstanding common shares has been calculated based upon 298,007,767 shares of common stock and 5,000,000 shares of Series A Convertible Preferred Stock outstanding on April 14, 2016. Each share of Series A Convertible Preferred Stock is convertible into 15 shares of common stock at the holder’s option. There are no stock options, warrants and/or other convertible or exercisable securities outstanding as of April 14, 2016.
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Andy Z. Fan 11015 Gatewood Drive , Unit 103 Lakewood Ranch, FL 34211	123,843,039 (1)	37.06%

All directors and executive officers as a group (1 person)	123,843,039	37.06%
_________________________
(1)            Includes 5,000,000 shares of Series A Convertible Preferred Stock held by Mr. Fan that are convertible into 75,000,000 shares of our common stock at Mr. Fan’s option. Each share of Series A Convertible Preferred Stock entitles the holder to cast 100 votes on all matters submitted for a vote of holders of our common stock. Each share of Series A Convertible Preferred Stock has a liquidation preference of $15.00.

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

Commencing on May 1, 2015, we renewed the  Management Services Agreement with Sichuan and ChinAmerica to provide management and accounting related services, including, without limitation, preparing periodic and other reports required to be filed under the Exchange Act, preparing financial reports, bookkeeping, managing its website, processing payables to it and providing it with its current office space. The agreement with Sichuan is for one year, and automatically renews for another year unless Sichuan provides written notice of cancellation at least 60 days prior to the expiration of the initial term or any renewal term. Sichuan pays us a management fee of $1,307 per month. ChinAmerica pays the Company a management fee of $20,480 per month. Our sole officer and director, Andy Z. Fan, is the sole officer, director and majority shareholder of Sichuan and ChinAmerica.

Commencing on May 1, 2015, we renewed the Management Services Agreement with ChinAmerica to provide management and accounting related services, including, without limitation, preparing periodic and other reports required to be filed under the Exchange Act, preparing financial reports, bookkeeping, managing its website, processing payables to it and providing it with its current office space. The agreement with ChinAmerica is for an initial term of one year, and automatically renews for another year unless ChinAmerica provides written notice of cancellation at least 60 days prior to the expiration of the initial term or any renewal term. ChinAmerica pays us a management fee of $20,480 per month. Our sole officer and director, Andy Z. Fan, is the sole officer, director and majority shareholder of ChinAmerica.

On December 23, 2013, the Subsidiary entered into a Management Agreement with ChinAmerica. ChinAmerica has operations in the China and will be receiving payment for such operations in China. Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained the Subsidiary to manage the money it receives from its Chinese operations. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. As of December 31, 2015, payments totaling ($35,000) (USD) have been received for this management service, and the current balance in the account held on behalf of ChinAmerica is $355,615.

Director Independence

We are not a listed issuer and our securities are not listed on any national securities exchange or an inter-dealer quotation system which requires that a majority of the Board be independent. With just a sole director, he functions as and performs the duties and responsibilities typically carried out separately by committees. We evaluated independence pursuant to the standards for director independence set forth in Nasdaq Listing Rule 5605. Andy Z. Fan is not considered independent under Nasdaq Listing Rule 5605(a)(2) because he is an “executive officer” of the Company as such term is defined in Nasdaq Listing Rule 5605(a)(1).

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

Year	Audit Fees	Audit Related Fees	Tax Fees	All Other Fees	Total Fees
2015	$10,500	$0	$0	$0	$10,500
2014	$6,500	$0	$0	$0	$6,500

Audit Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by Stevenson & Company totaled $17,000. The Company was billed $14,000 for the two year audit of our annual consolidated financial statements, and $3,000 for the review of consolidated financial statements included in our Form 10-Q during 2015.
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
Audit Committee Pre-Approval Policies and Procedures

We do not currently have an audit committee because we have only one director who is also our sole executive officer. However, the engagement of Stevenson & Company CPAS LLC as our independent registered public accounting firm for the audit of our annual financial statements for fiscal years ended December 31, 2015 and 2014 and to review our financial statements included in our quarterly report on Form 10-Q for the quarterly periods ended June 30, 2015 and September 30, 2015 was pre-approved by our sole director in order to assure that the services performed by Stevenson & Company CPAS LLC do not impair their independence from us. We paid Stevenson & Company CPAS LLC for their services and therefore they have no direct or indirect interest in us.

PART IV

ITEM 15.                          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this annual report:

(1)            Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets at December 31, 2015 and December 31, 2014
•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015 and December 31, 2014
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and December 31, 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014
•	Notes to the Consolidated Financial Statements

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

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *****

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
Consolidated financial statements of AF Ocean Investment Management Company for the fiscal year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Changes in Stockholders’ Equity; (iv) the Consolidated Statement of Cash Flows; and (v) the Notes to the Consolidated Financial Statements *****

*            Incorporated herein by reference to AF Ocean Investment Management Company’s Registration Statement  on Form S-1 filed with the SEC on February 4, 2011.

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

****            Incorporated herein by reference to AF Ocean Investment Management Company’s Current Report on  Form 8-K filed with the SEC on July 24, 2014.

*****            Filed herewith.

******                          Incorporated herein by reference to AF Ocean Investment Management Company’s Annual Report on
Form 10-K filed with the SEC on April 4, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: April 14, 2016	By:	/s/ Andy Z. Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 14, 2016	By:	/s/ Andy Z. Fan
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board

CONSOLIDATED FINANCIAL STATEMENTS

• Report of Independent Registered Public Accounting Firm	21
• Consolidated Balance Sheets at December 31, 2015 and December 31, 2014	22
• Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015 and December 31, 2014	23
• Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and December 31, 2014	24
• Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014	25
• Notes to the Consolidated Financial Statements	26

STEVENSON & COMPANY CPAS LLCA PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AF Ocean Investment Management Company

We have audited the accompanying balance sheets of AF Ocean Investment Management Company as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2015 and 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AF Ocean Investment Management Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Stevenson & Company CPAS LLC
Stevenson & Company CPAS LLC
Tampa, Florida
April 9, 2016

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014
(All amounts shown in U.S. Dollars)

	2015	2014
ASSETS
Current assets
Cash	$60,741	$247,478
Cash held for Related Party	355,615	837,296
Management Fee Receivable	130,522	169,500
Prepaid Expenses	2,752	12,536
Due from Related Party	5,500	-
Interest on Related Party Loan	467	-
Note Receivable	11,193	-
Total Current Assets	566,790	1,266,810

Other Assets
Property & equipment, net of depreciation of $21,967 and $16,299	6,531	12,199
Intangibles	294,193	294,193
Deposits	8,481	2,020
Technology	1,000	1,000
Total Other Assets	310,205	309,412
Total Assets	$876,995	$1,576,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	816	3,847
Accrued expenses	1,407	10,605
Cash Due to Related Party	355,615	837,296
Total current liabilities	357,838	851,748
Total Liabilities	357,838	851,748

Stockholders’ equity
Preferred Stock, no par value, 5,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 298,007,767 shares and 259,201,789 shares issued and outstanding	2,980,078	2,592,018
Subscription Receivable	-	(74,093)
Additional paid-in capital	513,848	863,012
Other comprehensive income	1,732	3,161
Accumulated deficit	(2,977,501)	(2,660,624)
Total stockholders’ equity	519,157	724,474

Total liabilities and stockholders’ equity	$876,995	$1,576,222

The accompanying notes are an integral part of these financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2015 and 2014
(All amounts shown in U.S. Dollars)

	2015	2014
Revenue	$270,516	$389,048

Expenses

General & Administrative	582,435	2,248,288
Depreciation & amortization	5,668	8,896
Total Operating Expenses	588,103	2,257,184

Operating (Loss) Income	(317,587)	(1,868,136)

Other Income (Expense)
Interest expense	-	(391)
Interest income	710	540
Total Other Income (Expense), net	710	149

Net (Loss) Income	(316,877)	(1,867,987)
Foreign Currency Gain (Loss)	(1,429)	2,634
Comprehensive Income (Loss)	(318,306)	(1,865,353)

Earnings (loss) per share - basic and dilutive	$(0.00)	$(0.01)
Weighted average shares	264,844,767	149,321,606

The accompanying notes are an integral part of these financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(All amounts shown in U.S. Dollars)

		Preferred Stock	Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Subscription Receivable	Other Comprehensive Income	Total Stockholders Earnings
Balance, December 31, 2013	-	-	92,105,466	$921,055	$863,012	$(792,637)	$(74,093)	$527	$917,864
Stock for Technology	5,000,000		-	-	-	-	-	-	-
Promotional Shares	-	-	42,000	420	-	-	-	-	420
Promotional Shares	-	-	42,000	420	-	-	-	-	420
Promotional Shares	-	-	95,909,826	959,098	-	-	-	-	959,098
Promotional Shares	-	-	69,091,497	690,915	-	-	-	-	690,915
Promotional Shares	-	-	2,011,000	20,110	-	-	-	-	20,110
Foreign Currency	-	-	-	-	-	-	-	2,634	2,634
Net Loss	-	-	-	-	-	(1,867,987)	-	-	(1,867,987)
Balance, December 31, 2014	5,000,000	750,000	259,201,78	$2,592,018	$863,012	$(2,660,624)	$(74,093)	$3,161	$724,474
Subscription received	-	-	-	-	-	-	74,093	-	74,093
Promotional Shares	-	-	10,000	100	-	-	-	-	100
Promotional Shares	-	-	38,795,798	387,960	(349,164)	-	-	-	38,796
Foreign Currency	-	-	-	-	-	-	-	(1,429)	(1,429)
Net Loss	-	-	-	-	-	(316,877)	-	-	(316,877)
Balance, December 31, 2015	5,000,000	750,000	298,007,587	$2,980,078	$513,848	$(2,977,501)	$-	$1,732	$519,157

The accompanying notes are an integral part of these financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014
(All amounts shown in U.S. Dollars)
	2015	2014
Cash flows from operating activities
Net income (loss)	$(316,877)	$(1,867,987)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,668	8,896
Bad debt	-	22,000

Promotional Shares	388,060	1,670,963
Changes in operating assets and liabilities:

Accounts receivable	-	135,000
Accounts payable	(3,031)	3,847
Interest on Note Receivable	(467)	-
Management Fee Receivable	38,978	(169,500)
Other current asset	(6,461)	(2,020)
Cash due to related party	(481,681)	(387,296)
Escrow Funds held by Related Party	481,681	387,296
Notes Receivable - SPSI	(11,193)	-
Prepaid expenses	9,784	(1,223)
Payroll liabilities and other accrued expenses	(9,198)	(4,903)

Net cash (used in) provided by operating activities	$95,263	$(204,927)

Cash flows from investing activities
Advances on notes receivable	-	-
Purchase of property and equipment	-	(3,477)

Net cash (used in) provided by investing activities	-	(3,477)

Cash flows from financing activities
(Repayments to) advances from related parties	(5,500)	(16,577)
Payments on notes payable	-	(100,000)
Common stock subscription receivable	74,093	-
Promotional Shares	(349,164)	-
Net cash (used in) provided by financing activities	(280,571)	(116,577)

Foreign currency translation	(1,429)	2,634

Net increase (decrease) in cash	(186,737)	(322,347)

Cash at beginning of year	247,478	569,825

Cash at end of year	$60,741	$247,478

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
5 million shares of preferred stock issued to acquire technology	$1,000	$1,000
The accompanying notes are an integral part of these financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

NOTE 1.                          NATURE OF BUSINESS

Organization.

AF Ocean Investment Management Company was incorporated under the laws of the State of Florida on April 2, 2003. We have one wholly-owned subsidiary, AF Ocean Investment Management Company (Shanghai Ltd.) (the “Subsidiary”), which we acquired as of July 6, 2012. AF Ocean Investment Management Company (together with its wholly-owned subsidiary, hereinafter collectively referred to as the “Company”, “AF Ocean” “our” or “we”) promotes business relations and exchanges between Chinese and U.S. companies, facilitating international mergers and acquisitions, and increasing co-operation between Chinese companies and Wall Street financial institutions.  The mission is to help Wall Street investors identify and work with respectable and reputable Chinese counterparts and companies and assist Chinese corporations to understand that the only way to benefit from the world’s biggest capital market is through strict and consistent adherence to the rules and regulations that govern companies listed on American stock exchanges.

On July 24, 2014, we issued 5,000,000 shares of Series A Convertible Preferred Stock (the “Preferred Shares”) in connection with a transfer of Pilot New Energy Research Institute of Beijing's (the “Institute's”) intellectual property in the form of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction (the “Technology”) to the Subsidiary. In exchange for the transfer of the Technology to the Subsidiary, we agreed to issue the Preferred Shares to the Institute's sole legal representative, Mr. Andy Fan, our principal shareholder and sole director. We believe that the Technology will be our primary business enterprise going forward. After acquiring the Technology, we issued 167,012,323 common shares valued at $1,670,123 to 3,160 people that will enable us to effectively market the Technology to many organizations in China that we otherwise would not have been able to reach with other marketing programs relating to the Technology.

Financial Instruments

The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities
·
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

·	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

As of December 31, 2015 and 2014 the fair values of the Company’s financial instruments approximate their historical carrying amount.

NOTE 2.                          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation.  The consolidated financial statements include the accounts and activity of AF Ocean Investment Management Company and the Subsidiary as of July 6, 2012.  All intercompany balances and activity have been eliminated.

Basis of Presentation and Use of Estimates.  The accompanying consolidated financial statements of AF Ocean at December 31, 2015 and 2014 for the years ended December 31, 2015 and 2014, respectively, are audited.

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

Property and Equipment.  Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2015.

Foreign Currency Translation.  The Company addressed the effect of the exchange rate differences resulting from the translation of the consolidated financial statements of the Subsidiary into the consolidated corporate statements on the Balance Sheet with an Exchange rate adjustment of $1,429. The effect of the foreign currency translation is recorded in comprehensive income.  The relative value of the Chinese CNY to the United States USD remained relatively constant during the year ended 2015 ranging from 6.125 to .6472 CNY to the USD.

Intangible Assets.   Intangible assets consist of business licenses in the Peoples’ Republic of China and goodwill acquired in an acquisition during 2012 and the Technology acquired in 2014.  Management believes that these assets have unlimited lives and will not be amortized.

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

The Company may issue restricted stock for various business and administrative services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached; or (ii) the date at which the counterparty’s performance is complete. There was no share-based compensation paid in the year ended December 31, 2015.
Advertising.  Our advertising expenses are recognized as incurred. Our marketing expense increased significantly due to the promotional shares that were issued to market the Technology. After acquiring the Technology, the Company issued 167,012,323 shares of common stock valued at $1,670,123 to 3,160 people that will enable us to effectively market the Technology to many organizations in China that we otherwise would not have been able to reach with other marketing programs relating to the Technology.

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

NOTE 3.                          GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015, current assets exceeded current liabilities by $78,431. Total assets decreased from $1,576,222 at December 31, 2014 to $876,995 at December 31, 2015, and total liabilities decreased from $851,748 at December 31, 2014 to $357,838 at December 31, 2015.

We had revenue from consulting and management services fees of $270,516 and a net loss of ($316,877) for the fiscal year ended December 31, 2015 as compared to revenue of $389,048 and a net loss of ($1,867,987) for the fiscal year ended December 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4.                          RELATED PARTY TRANSACTIONS

On December 23, 2013, the Subsidiary entered into a management agreement with ChinAmerica Andy Movie Entertainment Media Company, a Florida corporation (“ChinAmerica”), for the collection and maintenance of all funds received in the People's Republic of China on behalf of ChinAmerica. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. During the twelve month period ended December 31, 2015, payments totaling $35,000 (USD) have been received for this management service. As of December 31, 2015, the current balance in the account held on behalf of ChinAmerica is $355,615.

Commencing on May 1, 2015, the Company renewed for one year the agreement with ChinAmerica and Sichuan Leaders Petrochemical Company to provide management services. ChinAmerica pays the Company $20,480 and Sichuan Leaders pay’s the Company $1,307 per month for management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. As of December 31, 2015, payments totaling $235,516 had been received from both companies for these management services. At December 31, 2015, the Company has a management fee receivable from ChinAmerica due to an additional expense of $130,522 from 2014.

On July 24, 2014, we issued 5,000,000 shares of our Series A Preferred Stock.  The Preferred shares were issued in connection with a transfer of Pilot New Energy Research Institute of Beijing’s intellectual property in the form of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction to the Subsidiary.  In exchange for the transfer of the Technology to the Subsidiary, we agreed to issue the Preferred Shares to the institute’s sole legal representative, Mr. Andy Fan.  Mr. Fan is also our sole officer and director.  The Preferred Shares have an aggregate preferred liquidation value of $75 million, have super voting rights equivalent to 500,000,000 shares of our common stock and are convertible into 75,000,000 shares of our common stock.  The amount of Preferred Shares issued in exchange for the Technology was based on several factors, including an assessment of the value of the Technology by a government licensed independent third-party, application of a 20% discount to such value and the current closing price of our common stock.  The recipient of the Preferred Shares took them for investment purposes without a view to distribution.

On July 28, 2014, we issued 95,909,826 shares of our common stock to 1,349 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology. The 395,909,826 shares are referred to as Promotional Shares. The aggregate value of the Promotional Shares is $395,909,826 based on a $1.00 closing price of our common stock on the OTCQB tier of the OTC marketplace on both July 24 and July 28, 2014. We did not receive any consideration in connection with the issuance of the Promotional Shares.
On October 10, 2014, the Company issued 69,091,497 shares of our common stock to 1,619 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology. The 69,091,497 shares are Promotional Shares.  The aggregate value of the Promotional Shares is $76,000,647 based on a $1.10 closing price of our common stock on the OTCQB tier of the OTC marketplace on October 10, 2014.  We did not receive any consideration in connection with the issuance of the Promotional Shares.
On November 24, 2014, we issued 2,011,000 common shares to 192 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology.
As of December 31, 2015, there is a related party loan of $5,500, compared to $0 at December 31, 2014.  Interest accrued on the related party loan is $467 as of December 31, 2015.

During the year ended December 31, 2015, a related party receivable balance of $74,093 was repaid by the majority shareholder.

NOTE 5.                          INCOME TAX
We are subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2015, we are no longer subject to U.S. federal and state examinations by tax authorities for years prior to 2009. Furthermore, as of December 31, 2015, years 2009 through 2011 may be subject to additional examination by U.S. federal and state tax authorities if a substantial error is identified. However, they will not go back more than the last six years.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

	For the Years Ended December 31,
	2015	2014
Tax Expense (benefit) at the Statutory Rate	$(108,000)	(635,000)
State Income Taxes, net of Federal Income Tax Benefit	(10,000)	(62,000)
Change in valuation allowance	118,000	697,000
Total	$-	-

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

As of December 31, 2015 and December 31, 2014, the Company has net operating losses from operations. The carry forwards expire through the year 2023. The Company’s net operating loss carry forward may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. A valuation allowance has been applied due to the uncertainty of realization.

The Company’s net deferred tax asset as of December 31, 2015 and December 31, 2014 is as follows:

Summary of Net Deferred Tax Asset

	For the Years Ended December 31,
	2015	2014
Deferred tax assets	$1,111,000	$992,000
Valuation allowance	(1,111,000)	(992,000)
Net deferred tax asset	$-	$-

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

NOTE 7.                          STOCKHOLDERS’ EQUITY

Common Stock

On June 26, 2014, as compensation for consulting services performed for the Company, we issued 42,000 common shares valued at $420 to Mr. Sun Xueji. Because there is no “established trading market” for our common stock, the shares were valued at par value of $0.01 per share. The $420 was included in the general and administrative expense line item in the statement of operations.

On July 16, 2014, as compensation for consulting services performed for the Company, we issued 42,000 common shares valued at $420 to Mr. Shumin Liao. Because there is no “established trading market” for our common stock, the shares were valued at par value of $0.01 per share. The $420 was included in the general and administrative expense line item in the statement of operations.

Neither Mr. Xueji nor Mr. Liao are employees of the Company.

Excluding the issued and subsequently cancelled 300,000,000 common shares, we issued the following common shares during the twelve month period ended December 31, 2015. Because there is no “established trading market” for our common stock, all of the issued shares were valued at par value of $0.01 per share.

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

The forgoing 167, 012,323 shares are referred to as the “Promotional Shares.” We did not receive any cash consideration in connection with these Promotional Share issuances, and the $1,670,123 total value of the Promotional Shares was included in a separate marketing expense line item in the statement of operations. The offering and issuance of these Promotional Shares were not registered under the Securities Act, but were made in reliance upon the exemptions from the registration requirements of the Securities Act set forth in Section 4(2) and Rule 903 of Regulation S promulgated thereunder, insofar as the Promotional Shares were offered and sold in an “offshore transaction” and there were no “directed selling efforts” in or into the United States of the Promotional Shares, all within the meaning of Rule 902 of Regulation S.  Furthermore, no recipient of the Promotional Shares is a United States citizen; nor did any recipient acquire the Promotional Shares for the account or benefit of a United States citizen; and the Promotional Shares are restricted pursuant to Rule 144 under the Securities Act.

On January 12, 2015, there were 10,000 shares, at a par value of $0.01, issued to Mr. Wumaier as stock based compensation.

On November 9, 2015, the Company issued 38,795,978 shares of common stock to 987 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology.  The forgoing 38,795,978 shares are referred to as the “Promotional Shares.” Because there is no “established trading market” for our common stock, the Promotional Shares were valued at par value of $0.001 per share. The aggregate value of the Promotional Shares is $38,796. We did not receive any cash consideration in connection with the issuance of the Promotional Shares.

Stock issuance during the twelve month period ended December 31, 2015, were as follows:

Dates shares issued	Shares Issued To/For	Amount/Stock Value (USD)	Shares Issued	Price Per Share
1/12/15	Mr. Wumaier / Stock based compensation	$100	10,000	$0.01
11/9/15	Multiple shareholders / Marketing shares	$38,796	38,795,798	$0.01
Total		$38,896	38,805,798

As of December 31, 2015 and December 31, 2014, the Company had 298,007,767and 259,201,789 shares of common stock issued and outstanding, respectively.

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

The Technology had been valued at approximately $96.2 million by a government licensed independent third-party. From this valuation an approximate discount of 20% was applied, for consideration of the expanded voting rights for common stock. The Subsidiary agreed to purchase the Technology in exchange for the issuance of the Preferred Shares, which have an aggregate preferred liquidation value of $75 million and have the voting rights equivalent to 500,000,000 shares of common stock.

The Preferred Shares have no par value and are convertible into 75,000,000 shares of our common stock. Because there is no “established trading market” for our common stock, our common stock is valued at par value of $0.01 per share. Under US GAAP, the transfer of technology between two entities, the Institute and the Subsidiary, both of which are under the common control of Mr. Fan, needs to take place at historic cost, not at appraised value. However, as it has not been possible to determine the historic costs associated with the development of the Technology, no value has been recognized on our balance sheet with respect to the Technology.

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

As of December 31, 2015, the Company had 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding, compared to December 31, 2014 with zero shares.

NOTE 8.                          COMMITMENTS AND CONTINGENCIES

On December 23, 2013, the Subsidiary entered into a management agreement with ChinAmerica.  ChinAmerica has operations' in China and will be receiving payment for such operations in China. Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained the Subsidiary to manage the money it receives from its Chinese operations. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. As of December 31, 2015, the current balance in the account held on behalf of ChinAmerica is $355,615.

Commencing on May 1, 2015, we renewed the management services agreements with ChinAmerica and Sichuan for one year. ChinAmerica pays the Company $20,480 and Sichuan Leaders pay’s the Company $1,307 per month for management and accounting related services. All of our revenue for the fiscal year ended December 31, 2015 was from management services fees paid by two related parties, ChinAmerica and Sichuan. We received $35,000 from ChinAmerica in connection with managing funds earned by and paid to ChinAmerica in China, and the remaining $235,516 from ChinAmerica and Sichuan in connection with management services agreements.

NOTE 9.                          SEGMENT REPORTING

We acquired one operating segment, the Subsidiary, during the third quarter of 2012. We intend to develop a provider of business services to Chinese individuals who have investments in U.S. companies. There was no revenue during the twelve month period ended December 31, 2015. The following are the expenses attributed to the Subsidiary for the year ended December 31, 2015. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the consolidated financial statements.

	December 31,
AF Ocean Investment Management Company (Shanghai Ltd.) Segment	2015	2014
Net income, (net loss)	$(151,204)	$(92,014)
Total Assets	$8,989	$8,989

NOTE 10.                          SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 31, 2016, the date the consolidated financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure.