Form 10-Q
period 2016-03-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2016-05-17
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2016

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

3904 US-301, Ellenton, Florida 34222
(Address of principal executive offices, including zip code)

(212) 729-4951
(Registrant’s telephone number, including area code)
11015 Gatewood Drive Unit 103 Lakewood Ranch, FL 34211
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

Large accelerated filer.☐	Accelerated filer. ☑
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of May 15, 2016 there were 298,007,767 shares of common stock outstanding.

Cautionary Note Regarding Forward-Looking Statements	1

PART I - Financial Information

PART II - Other Information

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

PART I – FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS
AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
ASSETS	2016	2015
Current assets
Cash	$-	$60,741
Cash held for Related Party	346,886	355,615
Management Fee Receivable (Related Party)	130,522	130,522
Prepaid Expenses	4,814	2,752
Due from Related Party	16,693	16,693
Interest (Related Party Loan)	622	467

Accounts Receivable	45,989	-
Total Current Assets	545,526	566,790

Other Assets
Property & equipment, net of depreciation of $23,384 and $28,498	5,114	6,531
Intangibles	294,193	294,193
Technology	1,000	1,000
Deposits	8,481	8,481
Total Other Assets	308,788	310,205
Total Assets	$854,314	$876,995

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts Payable	31	816
Accrued Expenses	-	1,407
Cash Due to Related Party	356,005	355,615

Total Current Liabilities	356,036	357,838
Total Liabilities	356,036	357,838

Stockholders’ Equity
Preferred Stock, no par value, 5,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 298,007,767 shares and 298,007,767shares issued and outstanding	2,980,078	2,980,078

Additional Paid-In Capital	513,848	513,848
Other Comprehensive Income	3,199	1,732
Accumulated deficit	(2,999,847)	(2,977,501)
Total stockholders’ equity	498,278	519,157

Total liabilities and stockholders’ equity	$854,314	$876,995

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Month Period Ended March 31, (unaudited)
	2016	2015
Revenue
Management Fee US – Related Party	$67,269	$38,100
Consulting Fee Income	400	-
Total Revenue	67,669	38,100

Expenses
General & Administrative	88,782	115,273
Depreciation & Amortization	1,417	1,417
Total Operating Expenses	90,199	116,690

Operating (Loss) Income	(22,530)	(78,590)

Other Income (Expense)
Interest Expense	-	-
Interest income (Shanghai & US)	184	141
Total Other Income (Expense), net	184	141

Net (Loss) Income	(22,346)	(78,449)
Foreign Currency Gain (Loss)	(1,467)	(72)
Comprehensive Income	$(23,813)	$(78,521)

Earnings (loss) per share - basic and dilutive	$(0.00)	$(0.00)
Weighted average shares	298,007,767	259,210,122

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Period Ended March 31, (unaudited)
	2016	2015
Cash Flows From Operating Activities
Net Income (Loss)	$(22,346)	$(78,449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock Issued For Services	-	100
Depreciation and Amortization Expense	1,417	1,416

Changes in Operating Assets and Liabilities:
Escrow Funds held by Related Party	(346,886)	(373,223)

Accounts Receivable	(45,989)	-
Accounts Payable	(785)	(782)
Interest on Note Receivable (Related Party)	(155)	(45)

Cash Due To Related Party	356,005	373,223

Prepaid Expenses	(2,062)	3,727
Payroll Liabilities and Other Accrued Expenses	(1,407)	(6,523)
Total Adjustments	(39,862)	(2,107)
Net cash (used in) provided by operating activities	(62,208)	(80,556)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-
Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities
(Repayments to) advances from related parties	-	(18,000)
Subscription Receivable	-	74,093

Net cash (used in) provided by financing activities	-	56,093

Foreign Currency Gain (Loss)	1,467	(72)

Net increase (decrease) in cash	(60,741)	(24,535)

Cash at beginning of year	60,741	247,478

Cash at end of year	$-	$222,943

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
NON-CASH DISCLOSURES
Non-cash financing activities	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Three Month Period Ended March 31, 2016 and 2015

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.
In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month period ended March 31, 2016 and 2015; (b) the financial position at March 31, 2016; and (c) cash flows for the three month period ended March 31, 2016 and 2015, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. Operating results for the three month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information regarding the Company's significant accounting policies, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on April 14, 2016.

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

Property and Equipment.
Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at March 31, 2016.

Foreign Currency Gain (Loss).
The Company addressed the effect of the exchange rate differences resulting from the translation of the consolidated financial statements of the Subsidiary into the consolidated corporate statements on the Balance Sheet with an Exchange rate loss of ($1,467) during the three month ended March 31, 2016. The effect of the foreign currency translation is recorded in comprehensive income.  The relative value of the Chinese CNY to the United States USD remained relatively constant during the three month period ended March 31, 2016 ranging from .151 to .155, CNY to the USD.

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

Revenue Recognition.
Revenue from consulting and management services is recognized according to the terms of the consulting and management services agreements. Generally, consulting and management services revenue will be recognized over the term of the agreement.  At times deposits or prepayments may result in deferred income which will be recognized into income as the services are performed. During the three month period ended March 31, 2016 we had deferred income of $0.

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

Advertising.
Our advertising expenses are recognized as incurred. There was $25 marketing expenses during the three month period ended March 31, 2016.

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

NOTE 3. GOING CONCERN
The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, current assets exceeded current liabilities by $189,490. Total assets decreased from $876,995 at December 31, 2015 to $854,314 at March 31, 2016, and total liabilities decreased from $357,838 at December 31, 2015 to $356,036 at March 31, 2016.
We had revenue from management services fees of $67,669 and a net loss of ($22,346) for the three month period ended March 31, 2016 as compared to revenue of $38,100 and a net loss of ($78,449) for the three month period ended March 31, 2015. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. PROPERTY & EQUIPMENT

Fixed Assets Summary

The following table provides the fixed assets and accumulated depreciation results for the Company and the Subsidiary for the three month period ended March 31, 2016, as compared to the fiscal year ended December 31, 2015.

Fixed Assets Summary	March 31, 2016 (unaudited)	December 31, 2015 (audited)
	2016	2015
U.S. Fixed Assets	$19,508	$19,508
U.S. Accumulated Depreciation	$(14,608)	$(13,476)
Total U.S. Assets	$4,890	$6,032

Foreign Subsidiary Fixed Assets	$8,989	$8,989
Foreign Subsidiary Accumulated Depreciation	$(8,775)	$(8,490)
Total Foreign Subsidiary Assets	$214	$499
Total Combined Assets	5,114	6,531
Assets are depreciated over their useful lives when placed in service.  Depreciation expense was $1,417 and $1,416 for the three month period ended March 31, 2016 and 2015, respectively.
NOTE 5. INTANGIBLE ASSETS

Intangible assets of $294,193 consist of business licenses in the Peoples’ Republic of China and goodwill acquired in an acquisition during 2012. Management has determined that these assets have unlimited lives and will not be amortized.  The company reviews the intangible assets for impairment at the end of each year.
NOTE 6. RELATED PARTY TRANSACTIONS
On December 23, 2013, the Subsidiary entered into a management agreement with ChinAmerica Andy Movie Entertainment Media Company, a Florida corporation (“ChinAmerica”), for the collection and maintenance of all funds received in the People's Republic of China on behalf of ChinAmerica. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. As of March 31, 2016, the current balance in the account held on behalf of ChinAmerica is $346,886.
Commencing on May 1, 2015, the Company renewed for one year the agreement with ChinAmerica and Sichuan Leaders Petrochemical Company to provide management services. ChinAmerica pays the Company $20,000 and Sichuan Leaders pays the Company $1,996 per month for management and accounting related services including, without limitation, preparing periodic and other reports required to be filed under the Securities Exchange Act of 1934, preparing financial reports, bookkeeping, managing their websites, handling previous employee matters, and related governmental filings, handling advertising matters, and processing payables. As of March 31, 2016, payments totaling $67,269 had been received from both companies for these management services.
As of March 31, 2016, there is an outstanding related party receivable of $5,500, compared to $5,500 at December 31, 2015.  Interest accrued on the related party receivable is $622 as of March 31, 2016.
As of March 31, 2016 there is an outstanding receivable due to the Company from a related party in the amount of $11,193 to handle management and accounting related services including the bookkeeping, managing their websites, handling employee matters, and related governmental filings, processing payables and payroll. There is a second outstanding related party receivable in the amount of $5,500 as of March 31, 2016. On April 15, 2016 a payment was received on the $5,500 note receivable, leaving a balance of $1,500.
NOTE 7. STOCKHOLDERS’ EQUITY
Common Stock

As of March 31, 2016 and December 31, 2015, the Company had 298,007,767 and 298,007,767 shares of common stock issued and outstanding, respectively.

No shares were issued during the three month period ended March 31, 2016.

The Company has no options or warrants issued or outstanding.
Series A Convertible Preferred Stock
As of March 31, 2016, the Company had 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding, reflecting no change since December 31, 2015.
NOTE 8. COMMITMENTS AND CONTINGENCIES
On December 23, 2013, the Subsidiary entered into a management agreement with ChinAmerica. ChinAmerica has operations' in China and will be receiving payment for such operations in China. Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained the Subsidiary to manage the money it receives from its Chinese operations. All deposits received in China incur a management fee of ten percent (10%) due to the Subsidiary. As of March 31, 2016, the current balance in the account held on behalf of ChinAmerica is $346,886.

Commencing May 1, 2015, the Company renewed the management services agreement with ChinAmerica and Sichuan to provide management services for an additional year to both related parties. All of the revenue received during the three month period ended March 31, 2016, totaling $67,269 was from management services fees paid by ChinAmerica and Sichuan.

The amounts and terms of the above transaction may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.
NOTE 9. SEGMENT REPORTING
The Company acquired one operating segment, the Subsidiary, during the third quarter of 2012. We intend to develop a provider of business services to Chinese individuals who have investments in U.S. companies. There was no revenue during the three month period ended March 31, 2016. The following are the expenses attributed to the Subsidiary for the three month period ended March 31, 2016. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the consolidated financial statements.
AF Ocean Investment Management Company (Shanghai Ltd.) Segment	March 31, 2016 (unaudited)
Net income, (net loss)	$(43,360)
Total Assets (not including accumulated depreciation)	$8,989

NOTE 10. SUBSEQUENT EVENTS

On April 15, 2016 a payment was received in the amount of $4,000 from a related party. Management has evaluated subsequent events through May 16, 2016 the date the consolidated financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of March 31, 2016, current assets exceeded current liabilities by $189,490. Total assets decreased from $876,995 at December 31, 2015 to $854,314 at March 31, 2016, and total liabilities increased from $357,838 at December 31, 2015 to $356,036 at March 31, 2016.

We had revenue from management services fees of $67,669 and a net loss of ($22,346) for the three month period ended March 31, 2016 as compared to revenue of $38,100 and a net loss of ($78,449) for the three month period ended March 31, 2015. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Results of Operations

Three Month Period Ended March 31, 2016 and 2015

The following table provides a comparison of a summary of our results for three month period ended March 31, 2016 and 2015.

	Three Months Ended March 31, (unaudited)
	2016		2015	% Change
Revenue From Operations	$			$
Management Fee U.S. – Related Party		67,269	38,100		-77%
Consulting Fee Income		400	-		100%
Total Revenue		67,669	38,100		-78%

Expenses
General and Administrative Expenses		$88,782	$115,273		-8%
Depreciation and amortization		$1,417	$1,417		0%
Total Expenses		90,199	116,690		-8%

Income (Loss) From Operations		$(22,530)	$(78,590)		-72%

Interest Expense		$-	$-		0%
Interest Income (Shanghai & US)		$184	$141		30%
Total Other Income (Expense), net		$184	$141		30%

Net Income (Loss)		(22,346)	(78,449)		-72%

Foreign Currency Gain (Loss)		$(1,467)	$(72)		1938%

Comprehensive Income		$(23,813)	$(78,521)		-70%
Income (Loss) Per Share: Basic and Diluted		$(0.00)	$(0.00)

Revenue From Operations. For the three month period ended March 31, 2016, total revenue was $67,669 as compared to $38,100 for the three month period ended March 31, 2015. Loss from operations was ($22,530) for the three month period ended March 31, 2016 as compared to ($78,590) for the three month period ended March 31, 2015. The decrease in revenue is attributable to an absence of employment contracts and the reduction in management fees paid by ChinAmerica for management services in Shanghai during three month period ended March 31, 2016. All of our revenue for the three month period ended March 31, 2016 was from management services fees paid by ChinAmerica and Sichuan Leaders Petrochemical Company (“Sichuan”) in the U.S, except $400 related to consulting fees to an unrelated party. We received the $67,269 from ChinAmerica and Sichuan in connection with management services agreements.

Expenses. Total expenses decreased by $26,491 to $90,199 for the three month period ended March 31, 2016 as compared to $116,690 for the three month period ended March 31, 2015. The decrease was directly attributable to the legal fees.

Net Income (Loss). As a result of the decrease in legal fees explained above, and decrease in revenues, our net loss decreased by $56,103 to ($22,346) for the three month period ended March 31, 2016 as compared to ($78,449) for the three month period ended March 31, 2015.

Liquidity and Capital Resources

General. As of March 31, 2016, there is an additional $9,119 that is due to “funds held by related party” as compared to cash and cash equivalents of $60,741 as of March 31, 2015. We have met our cash needs through consulting and management services fees. Our cash requirements are generally for professional services and general and administrative activities. We do not believe that our cash balance and expected consulting and management services fees are sufficient to finance our cash requirements for expected operational activities going forward, and therefore we will require additional funding through either loans or the sale of equity, or both.

Operating Activities. Our operating activities used cash of ($62,208) for the three month period ended March 31, 2016 as compared to cash used of ($80,556) for the three month period ended March 31, 2015.
Investing Activities. Our investing activities provided cash of $0 for the three month period ended March 31, 2016, as compared to cash used of $0 for the three month period ended March 31, 2015.

Financing Activities. Our financing activities provided cash of $0 for the three month period ended March 31, 2016 as compared to cash used of $56,093 for the three month period ended March 31, 2015.

Cash Flow. The following table provides a summary of our cash flows for the three month period ended March 31, 2016 and 2015.

	Three Month Ended March 31, (unaudited)
	2016	2015
Cash used in operating activities	$(62,208)	$(80,556)
Cash used in investing activities	-	-
Cash (used in) provided by financing activities	-	56,093
Foreign currency (loss) gain	1,467	(72)
Net increase (decrease) in cash	$(60,741)	$(24,535)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company does not own any market sensitive financial instruments, subject to market risk as identified in Reg S-K, Item 305.

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

 With respect to the period ending March 31, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending March 31, 2016, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.  Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, through the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  However, the Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the three months ended March 31, 2016, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 2.                          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the three months ended March 31, 2016.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three months ended March 31, 2016.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation *

3.2	Articles of Amendment to Articles of Incorporation **

3.3	Articles of Amendment to Articles of Incorporation ***

3.4	Articles of Amendment to Articles of Incorporation ****

3.5	Bylaws *

31
Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32
Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Furnished herewith

101
Consolidated financial statements for the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the fiscal quarter ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements Filed herewith

* Incorporated herein by reference to AF Ocean Investment Management Company’s Registration Statement on Form S-1 filed with the SEC on February 4, 2011.

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: May 16, 2016	By:	/s/ Andy Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)