Form 10-Q
period 2016-06-30
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2016-08-09
CIK 1501489

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer.	☐	Accelerated filer.	☒
Non-accelerated filer. (Do not check if a smaller reporting company)	☐	Smaller reporting company.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2016 there were 298,007,767 shares of common stock outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
Current assets
Cash	$34,526	$60,741
Cash held for Related Party	317,674	355,615
Management Fee Receivable (Related Party)	130,522	130,522
Prepaid Expenses	13,283	2,752
Due from Related Party	12,693	16,693
Interest (Related Party Loan)	714	467
Total Current Assets	509,412	566,790

Other Assets
Property & equipment, net of depreciation of $24,801 and $28,498	3,697	6,531
Intangibles	294,193	294,193
Technology	1,000	1,000
Deposits	5,700	8,481
Total Other Assets	304,590	310,205
Total Assets	$814,002	$876,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts Payable	-	816
Accrued Expenses	-	1,407
Cash Due to Related Party	317,674	355,615
Total Current Liabilities	317,674	357,838
Total Liabilities	317,674	357,838

Stockholders' Equity
Preferred Stock, no par value, 5,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 298,007,767 shares and 298,007,767 shares issued and outstanding	2,980,078	2,980,078
Additional Paid-In Capital	513,848	513,848
Other Comprehensive Income	1,953	1,732
Accumulated deficit	(3,000,551)	(2,977,501)
Total stockholders' equity	496,328	519,157

Total liabilities and stockholders' equity	$814,002	$876,995

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Management Fee - Related Party	$186,004	94,394	$118,734	$56,294
Consulting Fee Income	400	-	-	-
Total Revenue	186,404	94,394	118,734	56,294

Expenses
General & Administrative	207,151	254,404	118,369	139,132
Depreciation & Amortization	2,834	2,834	1,417	1,417
Total Operating Expenses	209,985	257,238	119,786	140,549

Operating (Loss) Income	(23,581)	(162,844)	(1,052)	(84,255)

Other Income (Expense)
Interest Expense	-	-	-	-
Interest Income	530	310	346	171
Total Other Income (Expense), net	530	310	346	171

Net (Loss) Income	(23,050)	(162,534)	(704)	(84,084)
Foreign Currency Gain (Loss)	221	704	(1,246)	(1,338)
Comprehensive Income	(22,829)	(161,830)	(1,950)	(85,422)
Earnings (Loss) per share - Basic and Dilutive:	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average number of shares outstanding; Basic and Diluted	298,007,767	259,210,960	298,007,767	259,211,789

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month Period Ended June 30, (unaudited)
	2016	2015
Cash Flows From Operating Activities
Net Income (Loss)	$(23,050)	$(162,534)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock Issued For Services	-	100
Depreciation and Amortization Expense	2,834	2,834
Changes in Operating Assets and Liabilities:
Escrow Funds held by Related Party	37,941	397,177
Accounts Payable	(816)	(3,847)

Interest on Note Receivable (Related Party)	(247)	(156)
Other Current Assets	2,781	(3,755)
Deferred Revenue	-	20,480
Cash Due To Related Party	(37,941)	(397,177)
Prepaid Expenses	(10,531)	(872)
Payroll Liabilities and Other Accrued Expenses	(1,407)	(10,605)
Total Adjustments	(7,386)	4,179
Net cash (used in) provided by operating activities	(30,436)	(158,355)

Cash Flows From Investing Activities
Purchase of property and equipment	-	-
Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities
(Repayments to) advances from related parties	4,000	(9,500)
Subscription Receivable	-	74,093
Net cash (used in) provided by financing activities	4,000	64,593

Foreign Currency Gain (Loss)	221	632

Net increase (decrease) in cash	(26,215)	(93,130)

Cash at beginning of year	60,741	247,478

Cash at end of period	$34,526	$154,348

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$-
NON-CASH DISCLOSURES
Non-cash financing activities	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Month Period Ended June 30, 2016 and 2015

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six month period ended June 30, 2016 and 2015; (b) the financial position at June 30, 2016; and (c) cash flows for the six month period ended June 30, 2016 and 2015, have been made. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates. Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

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

Property and Equipment.

Property and equipment is stated at cost. Depreciation is computed by the straight-line method over estimated useful lives. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at June 30, 2016.

Foreign Currency Gain (Loss).

The Company addressed the effect of the exchange rate differences resulting from the translation of the consolidated financial statements of the Subsidiary into the consolidated corporate statements on the Balance Sheet with an Exchange rate gain of $221 during the six month period ended June 30, 2016. The effect of the foreign currency translation is recorded in comprehensive income. The relative value of the Chinese CNY to the United States USD remained relatively constant during the six month period ended June 30, 2016 ranging from .1530 to .1505, CNY to the USD.

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

Revenue Recognition.

Revenue from consulting and management services is recognized according to the terms of the consulting and management services agreements. Generally, consulting and management services revenue will be recognized over the term of the agreement. At times deposits or prepayments may result in deferred income which will be recognized into income as the services are performed. During the six month period ended June 30, 2016 we had deferred income of $0.

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

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718. ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method.The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50. The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model.

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

Advertising.

Our advertising expenses are recognized as incurred. There was $25 marketing expenses during the six month period ended June 30, 2016.

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

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, current assets exceeded current liabilities by $191,738. Total assets decreased from $876,995 at December 31, 2015 to $814,002 at June 30, 2016, and total liabilities decreased from $357,838 at December 31, 2015 to $317,674 at June 30, 2016.

We had revenue of $186,404 and a net loss of ($23,050) for the six month period ended June 30, 2016 as compared to revenue of $94,394 and a net loss of ($162,534) for the six month period ended June 30, 2015. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4. PROPERTY & EQUIPMENT

Fixed Assets Summary

The following table provides the fixed assets and accumulated depreciation results for the Company and the Subsidiary for the six month period ended June 30, 2016, as compared to the fiscal year ended December 31, 2015.

	June 30, 2016 (unaudited)	December 31, 2015 (audited)
Fixed Assets Summary	2016	2015

U.S. Fixed Assets	$19,508	$19,508
U.S. Accumulated Depreciation	$(15,740)	$(13,476)
Total U.S. Assets	$3,768	$6,032

Foreign Subsidiary Fixed Assets	$8,989	$8,989
Foreign Subsidiary Accumulated Depreciation	$(9,060)	$(8,490)
Total Foreign Subsidiary Assets	$(71)	$499
Total Combined Assets	3,697	6,531

Assets are depreciated over their useful lives when placed in service. Depreciation expense was $2,834 and $2,834 for the six month period ended June 30, 2016 and 2015, respectively.

NOTE 5. INTANGIBLE ASSETS

Intangible assets of $294,193 consist of business licenses in the Peoples' Republic of China and goodwill acquired in an acquisition during 2012. Management has determined that these assets have unlimited lives and will not be amortized. The company reviews the intangible assets for impairment at the end of each year.

NOTE 6. RELATED PARTY TRANSACTIONS

As of June 30, 2016, there is an outstanding related party receivable of $1,500, compared to $5,500 at December 31, 2015. Interest accrued on the related party receivable is $714 as of June 30, 2016.

As of June 30, 2016 there is an outstanding receivable due to the Company from a related party in the amount of $11,193 to handle management and accounting related services including the bookkeeping, managing their websites, handling employee matters, and related governmental filings, processing payables and payroll.

NOTE 7. STOCKHOLDERS' EQUITY

Common Stock

As of June 30, 2016 and December 31, 2015, the Company had 298,007,767 and 298,007,767 shares of common stock issued and outstanding, respectively.

No shares were issued during the six month period ended June 30, 2016.

The Company has no options or warrants issued or outstanding.

Series A Convertible Preferred Stock

As of June 30, 2016, the Company had 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding, reflecting no change since December 31, 2015.

NOTE 8. COMMITMENTS AND CONTINGENCIES

The Subsidiary and ChinAmerica Andy Movie Entertainment Media Co. are negotiating new terms to the existing management agreement with ChinAmerica. ChinAmerica has operations' in China and receives payments for such operations in China. Because China employs strict currency regulations that are designed to prevent large amounts of currency moving out of the country, ChinAmerica retained the Subsidiary to manage the money it receives from its Chinese operations. As of June 30, 2016, the current balance in the account held on behalf of ChinAmerica is $317,674.

Commencing May 1, 2015, the Company renewed the management services agreement with ChinAmerica and Sichuan Leaders Petrochemical Company to provide management services for an additional year to both related parties. All of the revenue received during the six month period ended June 30, 2016, totaling $186,004 was from management services fees paid by ChinAmerica and Sichuan.

The amounts and terms of the above transaction may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

NOTE 9. SEGMENT REPORTING

The Company acquired one operating segment, the Subsidiary, during the third quarter of 2012. We intend to develop a provider of business services to Chinese individuals who have investments in U.S. companies. There was no revenue during the six month period ended June 30, 2016. The following are the expenses attributed to the Subsidiary for the six month period ended June 30, 2016. At this time, the operating segment does not meet any of the quantitative thresholds which would require separate reporting of its operations, however, management believes that the following information about the segment would be useful to readers of the consolidated financial statements.

AF Ocean Investment Management Company (Shanghai Ltd.) Segment	June 30, 2016 (unaudited)
Net income, (net loss)	$(75,591)
Total Assets (not including accumulated depreciation)	$8,989

NOTE 10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through August 5, 2016 the date the consolidated financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure.

ITEM 1A. RISK FACTORS

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

Many parts of the world including the United States and China are still in recovery from the recession and we believe that these weak general economic conditions will continue through the end of 2016 and most likely beyond. The ongoing impacts of the slow growing global economy further exacerbate current economic conditions that impact our business. As the economy struggles, businesses may become more apprehensive about the economy and/or related factors, and may reduce their level of spending on retaining outside consultants. A decrease in spending due to lower business to business spending or a lack of confidence in the economy could impact the frequency with which our potential clients retain outside consultants thereby decreasing our revenues and negatively affecting our operating results. Additionally, we believe there is a risk that if the current weak economic conditions persist for a long period of time and become more pervasive, businesses might make long-lasting changes to their budgets on a more permanent basis.

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

The future performance of the U.S. economy and global economies are uncertain and are directly affected by numerous global and national factors, in addition to other factors that are beyond our control. These factors, which also affect discretionary consumer spending, include among other items, international, national, regional and local economic conditions, disposable consumer income, consumer confidence, terrorist attacks and the United States' participation in military actions. We believe that these factors have adversely impacted our business and, should these conditions continue, worsen or be perceived to be worsening or should similar conditions occur in the future, we would expect them to continue to adversely impact our business.

There are factors both within and without our control that can cause our results of operations to fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our company's revenue including, among other factors:

•	our ability to execute our business strategy effectively;

•	competition;

•	business trends; and

•	general international, national, regional and local economic conditions.

Our results of operations and revenues could be adversely affected by our inability to expand our company operations.

There are factors which may impact the amount of time and money required for the expansion of our company business, including but not limited to, business working capital, include among other items, international, national, regional and local economic conditions, consumer confidence, terrorist attacks and the United States' participation in military actions.

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

Our competitors have commenced operations overseas in many of the geographical locations that we are targeting and a key element of our strategy is to expand our sales in these markets. If we overestimate demand for services or underestimate the popularity of our competitors' services, we may be unable to realize anticipated revenues from expansion into other markets. Similarly, if one or more of our competitors open new offices in our existing markets, revenues in our company may be lower than we expect. Any unanticipated slowdown in demand due to industry growth or other factors could reduce our revenue and results of operations, which could cause our revenue to decline substantially.

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

The costs of operating our business may increase if there are changes in laws governing minimum hourly wages, working conditions, overtime, health care, workers' compensation insurance rates, unemployment tax rates, sales taxes or other laws and regulations such as those governing access for the disabled, including the Americans with Disabilities Act. If any of these costs were to increase and we were unable to offset the increase by increasing our prices or by other means, this could have a material adverse effect on our business and results of operations.

The failure to enforce and maintain our intellectual property rights could enable others to use names confusingly similar to AF Ocean Investment Management Company and other names and marks used by us, which could adversely affect the value of the Ocean's brand.

We have not registered the "AF Ocean" mark used by our company as a trade name in Florida or any state or the United States Patent and Trademark Office. The success of our business depends on our continued ability to use our existing trade name in order to increase our brand awareness. In that regard, we believe that our trade name is valuable asset that is critical to our success. The unauthorized use or other misappropriation of our trade name could diminish the value of our business and may cause a decline in our revenue.

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

Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel. We estimate that it will cost approximately $106,000 annually to maintain the proper management and financial controls for our filings including the services of our auditor and counsel firms. As well as our SEC filing fees, including the listings with OTCBB, and OTC Markets In addition, as a public company we are required to document and test our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, so that our management can certify as to the effectiveness of our internal controls and our independent registered public accounting firm can render an opinion on the effectiveness of our internal controls over financial reporting, which requires us to document and test the design and operating effectiveness of our internal controls over financial reporting. If our management is unable to certify the effectiveness of our internal controls or if our independent registered public accounting firm cannot render an unqualified opinion on the effectiveness of our internal controls over financial reporting, or if material weaknesses in our internal controls are identified, or if we fail to comply with other obligations imposed by the Sarbanes-Oxley Act rules relating to corporate governance matters, we could be subject to regulatory scrutiny and a loss of public confidence, which could have a material adverse effect on our business and our stock price. In addition, if we do not maintain adequate financial and management personnel, processes and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause a decline in our stock price and adversely affect our ability to raise capital.

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

No dividends have been declared in the current year as well as during 2015 and 2014.  Since our reclassification to a "C" corporation we have not paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

If we fail to continue to comply with the listing requirements of the OTCBB, the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed on the OTCBB and the OTC Markets. We are subject to certain continued listing standards. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the OTCBB's and the OTC Market's continued listing standards. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future.

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

We are authorized to issue up to 500,000,000 shares of common stock, of which 298,007,767 shares of common stock are issued and outstanding as of June 30, 2016. Our board of directors has the authority to cause us to issue additional shares of common stock, and to determine the rights, preferences and privileges of such shares, without consent of any of our stockholders. Consequently, the stockholders may experience more dilution in their ownership of our stock in the future.

Since our securities are subject to penny stock rules you may have difficulty selling your shares.

Our shares of common stock are "penny stocks" and are covered by Section 12(g) of the 1934 Securities and Exchange Act which imposes additional sales practices which requires broker/dealers who sell AF Ocean Investment management Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and furnishing monthly account statements. For sales of our securities a broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2016, current assets exceeded current liabilities by $191,738. Total assets decreased from $876,995 at December 31, 2015 to $814,002 at June 30, 2016, and total liabilities increased from $357,838 at December 31, 2015 to $317,674 at June 30, 2016.

We had revenue of $186,404 and a net loss of ($23,050) for the six month period ended June 30, 2016 as compared to revenue of $94,394 and a net loss of ($162,534) for the six month period ended June 30, 2015. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Results of Operations

Six Month Period Ended June 30, 2016 and 2015

The following table provides a comparison of a summary of our results for six month period ended June 30, 2016 and 2015.

	Six Months Ended June 30, (unaudited)
	2016	2015	% Change
Revenue From Operations
Management Fee - Related Party	$186,004	$94,394	-97%
Consulting Income	400	-	-100%
Total Revenue	186,404	94,394	-98%

Expenses
General and Administrative Expenses	$207,151	$254,404	19%
Depreciation and amortization	$2,834	$2,834	0%
Total Expenses	209,985	257,238	19%

Income (Loss) From Operations	$(23,581)	$(162,844)	-86%

Other Income (Expense)
Interest Income	$530	$310	-71%
Total Other Income (Expense), net	$530	$310	-71%

Net Income (Loss)	(23,050)	(162,534)	-86%

Foreign Currency Gain (Loss)	$221	$704	69%

Comprehensive Income	$(22,829)	$(161,830)	-86%
Income (Loss) Per Share: Basic and Diluted	$(0.00)	$(0.00)

Revenue From Operations. For the six month period ended June 30, 2016, total revenue was $186,404 as compared to $94,394 for the six month period ended June 30, 2015. Loss from operations was ($23,581) for the six month period ended June 30, 2016 as compared to ($162,844) for the six month period ended June 30, 2015. The increase in revenue is attributable to the increase in management fees paid by ChinAmerica for management services in Shanghai during six month period ended June 30, 2016. All of our revenue for the six month period ended June 30, 2016 was from management services fees paid by ChinAmerica and Sichuan Leaders Petrochemical Company ("Sichuan") in the U.S, except $400 related to consulting fees to an Unrelated Party.

Expenses. Total expenses decreased by $47,253 to $209,985 for the six month period ended June 30, 2016 as compared to $257,238 for the six month period ended June 30, 2015.

Net Income (Loss). As a result of the increase in revenue and the decrease in operating expenses our net loss decreased to ($23,050) during the six month period ended June 30, 2016, as compared to ($162,534) for the six month period ended June 30, 2015.

Three Month Period Ended June 30, 2016 and 2015

The following table provides a comparison of a summary of our results for three month period ended June 30, 2016 and 2015.

	Three Months Ended June 30, (unaudited)
	2016	2015	% Change
Revenue From Operations
Management Fee - Related Party	$118,734	$56,294	-111%
Total Revenue	118,734	56,294	-111%

Expenses
General and Administrative Expenses	118,369	139,132	15%
Depreciation and amortization	1,417	1,417	0%
Total Expenses	119,786	140,549	15%

Income (Loss) From Operations	$(1,052)	$(84,255)	99%

Other Income (Expense)
Interest Income	346	171	103%
Total Other Income (Expense), net	346	171	-103%

Net Income (Loss)	$(704)	$(84,084)	100%

Foreign Currency Gain (Loss)	(1,246)	(1,338)	7%

Comprehensive Income	$(1,950)	$(85,422)	98%
Income (Loss) Per Share: Basic and Diluted	$(0.00)	$(0.00)

Revenue From Operations. For the three month period ended June 30, 2016, total revenue was $118,734 as compared to $56,294 for the three month period ended June 30, 2015. Loss from operations was ($1,052) for the three month period ended June 30, 2016 as compared to ($84,255) for the three month period ended June 30, 2015. The increase in revenue is attributable to the management services agreement between the Company and ChinAmerica and Sichuan.

Expenses. Total expenses decreased by $20,763 to $119,786 for the three month period ended June 30, 2016 as compared to $140,549 for the three month period ended June 30, 2015.

Net Income (Loss). Due to the increase in revenue and the decrease in operating expenses our net loss decreased to ($704) during the six month period ended June 30, 2016, as compared to ($84,084) for the six month period ended June 30, 2015.

Liquidity and Capital Resources

General. As of June 30, 2016, we had cash and cash equivalents of $34,526 as compared to cash and cash equivalents of 154,348 during the six month period ended June 30, 2015. We have met our cash needs through consulting and management services fees. Our cash requirements are generally for professional services and general and administrative activities. We do not believe that our cash balance and expected consulting and management services fees are sufficient to finance our cash requirements for expected operational activities going forward, and therefore we will require additional funding through either loans or the sale of equity, or both.

Operating Activities. Our operating activities used cash of ($30,436) for the six month period ended June 30, 2016 as compared to cash used of ($158,355) for the six month period ended June 30, 2015.

Investing Activities. Our investing activities provided cash of $0 for the six month period ended June 30, 2016, as compared to cash used of $0 for the six month period ended June 30, 2015.

Financing Activities. Our financing activities provided cash of $4,000 for the six month period ended June 30, 2016 as compared to cash used of $64,593 for the six month period ended June 30, 2015.

Cash Flow.The following table provides a summary of our cash flows for the six month period ended June 30, 2016 and 2015.

	Six Month Ended June 30, (unaudited)
	2016	2015
Cash used in operating activities	$(30,436)	$(158,355)
Cash used in investing activities	-	-
Cash (used in) provided by financing activities	4,000	64,593
Foreign currency (loss) gain	221	632
Net increase (decrease) in cash	$(26,215)	$(93,130)

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

With respect to the period ending June 30, 2016, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based upon our evaluation regarding the period ending June 30, 2016, the Company's management, including its Principal Executive Officer and Principal Financial Officer, has concluded that its disclosure controls and procedures were not effective due to the Company's limited internal resources and lack of ability to have multiple levels of transaction review. Material weaknesses noted are lack of an audit committee, lack of a majority of outside directors on the board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and management is dominated by two individuals, without adequate compensating controls. However, through the review process, management believes that the financial statements and other information presented herewith are materially correct.

The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, the Company's management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the six months ended June 30, 2016, nor to the best of our knowledge and belief are any threatened or pending.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any unregistered equity securities during the six months ended June 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months ended June 30, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation *

3.2	Articles of Amendment to Articles of Incorporation **

3.3	Articles of Amendment to Articles of Incorporation ***

3.4	Articles of Amendment to Articles of Incorporation ****

3.5	Bylaws *

31

Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith

32

Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 Furnished herewith

101

Consolidated financial statements for the quarterly report on Form 10-Q of AF Ocean Investment Management Company for the fiscal quarter ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations and Comprehensive Income; (iii) the Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements Filed herewith

____________________

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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: August 9, 2016	By:	/s/ Andy Fan
Andy Z. Fan
Chief Executive Officer (Principal Executive Officer)

