Form 10-K/A
period 2015-12-31
AF OCEAN INVESTMENT MANAGEMENT Co
filed 2017-02-03
CIK 1501489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

3904 US Hwy 301 North Ellenton, FL 34222
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
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or an amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. ☐	Accelerated filer. ☑
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

On June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, 210,368,750 shares of its common stock (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The aggregate market value of shares at such date was $315,553,125.

As of January 25, 2017, there were 298,007,767 shares of common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to the Registrant's Annual Report on Form 10-K for the annual period ended December 31, 2015 as originally filed with the Securities and Exchange Commission on April 14, 2016 (the “Original Filing”) is to correct errors in the Consolidated Financial Statements and to update the number of shares for non-affiliates and their value at June 30, 2015 as stated above. On the Consolidated Statements of Changes In Stockholder’s Equity, the preferred stock par value column has been changed to $1,000 as of December 31, 2015 and 2014. Additionally we corrected the Non-Cash Disclosure on the Consolidated Statements of Cashflows from $1,000 to $0.

In addition, the Stockholder’s Equity had additional changes to the number of shares in the common stock shares column.

The intangible asset of $294,193, has been reduced to $0. As a result the $294,193 has been expensed and reduced the net income by $294,193.

Except for the above errors in the Consolidated Financial Statements, no other changes have been made to the Original Filing, and this Amendment does not amend, update or change any other items or disclosures in the Original Filing.

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
Stockholders Greater Than 5%
Name	Date	Shares	Total % owned per shareholder	Total % Owned With Convertible Preferred
Shaojun Zhang	10/10/2014	16,162,000	5.4233%	4.3329%
Huanyu Gu	10/10/2014	16,162,000	5.4233%	4.3329%
Fengjiu Li	10/10/2014	16,162,060	5.4234%	4.3329%
Meifeng Zhao	10/10/2014	16,162,060	5.4234%	4.3329%
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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015, current assets exceeded current liabilities by $208,952. Total assets decreased from $1,576,222 at December 31, 2014 to $582,802 at December 31, 2015, and total liabilities decreased from $851,748 at December 31, 2014 to $357,838 at December 31, 2015.

We had revenue from consulting and management services fees of $270,516 and a net loss of ($611,070) for the fiscal year ended December 31, 2015 as compared to revenue of $389,048 and a net loss of ($1,867,987) for the fiscal year ended December 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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
Results of Operations

The following table provides a comparison of a summary of our results for the fiscal years ended December 31, 2015 and 2014.

	Fiscal Years Ended December 31,
	2015	2014	% Change
Revenue – Related Party:	$270,516	$389,048	-31%

General and administrative expenses	$582,435	$2,248,288	74%
Impairment of Intangible Asset	$294,193	$-	100%
Depreciation and amortization	$5,668	$8,896	36%
Loss from operations	$(611,780)	$(1,868,136)	83%

Other income (expense):
Interest expense	$-	$(391)	100%
Interest income	$710	$540	-32%
Total other income (expense), net	$710	$149	1,970%

Net income (loss)	$(611,070)	$(1,867,987)	206%

Foreign currency translation	$(1,429)	$2,634	155%
Comprehensive (loss)	$(612,499)	$(1,865,353)	83%
Income (loss) per share: basic and diluted	$(0.00)	$(0.01)

Loss from Operations. For the fiscal year ended December 31, 2015, total revenue was $270,516 as compared to $389,048 for the fiscal year ended December 31, 2014. Loss from operations was ($611,780) for the fiscal year ended December 31, 2015 as compared to ($1,868,136) for the fiscal year ended December 31, 2014. The decrease in revenue is attributable to decreased management fees.  All of our revenue for the fiscal year ended December 31, 2015 was from management services fees paid by two companies affiliated with our sole officer and director, Andy Fan. We received $35,000 from ChinAmerica in connection with managing funds earned by and paid to ChinAmerica in China, and the remaining $235,516 from ChinAmerica and Sichuan in connection with management services agreements.
General and Administrative and Marketing Expenses. General and administrative expenses decreased by $1,665,853 to $582,435 for the fiscal year ended December 31, 2015 as compared to $2,248,288 for the fiscal year ended December 31, 2014. The decrease is attributable to $1,670,123 in common stock issued to 3,160 Chinese citizens for marketing services in China related to the Technology that occurred in 2014.  Comparably, in the year ended December 31, 2015 $38,796 of marketing expense was incurred.

The intangible asset of $294,193 which consists of the business license in Shanghai, China and the Goodwill acquired in the acquisition, both were impaired during this Amendment after discovering the Subsidiary does not have a value at this time. The impairment is listed as Impairment of Intangible Goodwill under Operating Expenses on the Consolidated Statement of Operations.

Net Income (Loss). As a result of the decrease in expenses and increase in revenue discussed above, our net loss decreased by ($1,256,917) to ($611,070) for the fiscal year ended December 31, 2015 as compared to ($1,867,987) for the fiscal year ended December 31, 2014.
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

Operating Activities. Our operating activities used cash of $(253,901) for the fiscal year ended December 31, 2015 as compared to $(204,927) for the fiscal year ended December 31, 2014.

Investing Activities. Our investing activities used cash of $0 for the fiscal year ended December 31, 2015 as compared to $(3,477) for the fiscal year ended December 31, 2014.

Financing Activities. Our financing activities provided cash of $(68,593) for the fiscal year ended December 31, 2015 as compared to cash used of $(116,577) for the fiscal year ended December 31, 2014.

Cash Flow. The following table provides a summary of our cash flows for the fiscal years ended December 31, 2015 and 2014.

	Fiscal Years Ended December 31,
	2015	2014
Cash used in operating activities	$(253,901)	$(204,927)
Cash used in investing activities	$-	$(3,477)
Cash provided by (used in) financing activities	$68,593	$(116,577)
Foreign currency translation and adjustments	$(1,429)	$2,634
Net increase (decrease) in cash	$(186,737)	$(322,347)

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

Impairment of Long-lived Assets

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We recognized  impairment losses of $294,193 for the year ended December 31, 2015.

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

ITEM 9.                          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

As a result of the suspension notice issued by the Securities and Exchange Commission to DKM dated December 10, 2014 the Board of Directors of AF Ocean Investment Management Company (the “Company”) approved the withdrawal of DKM Certified Public Accountants (“DKM”) as the Company’s independent registered public accounting firm, effective as of June 29, 2015. As a result of the suspension, both fiscal year end December 31, 2014 and December 31, 2015 required a reaudit by a new firm.

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
Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class

Andy Z. Fan (1,2,3,4) 3904 US Highway 301 North Ellenton, FL 34222	123,843,039 (1)	37.06%

All directors and executive officers as a group (1 person)	123,843,039	37.06%

Shaojun Zhang (4) No.5, Ziweiyuan Dizhonghaihuayuan, Jinjiang City, Jiangxi Province	16,162,000	5.4233%

Huanyu Gu (4) Room 4191, Building 4, Unit 3, Jianguomenwai Diplomatic Compound, Chaoyang Dist. Beijing	16,162,000	5.4233%

Fengjiu Li (4) Room 4191, Building 4, Unit 3, Jianguomenwai Diplomatic Compound, Chaoyang Dist. Beijing	16,162,060	5.4234%

Meifeng, Zhao (4) Room 4191, Building 4, Unit 3, Jianguomenwai Diplomatic Compound, Chaoyang Dist. Beijing	16,162,060	5.4234%
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

AF OCEAN INVESTMENT MANAGEMENT COMPANY

Dated: February 2, 2017	By:	/s/ Andy Z. Fan
Andy Z. Fan Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 2, 2017	By:	/s/ Andy Z. Fan
Andy Z. Fan
Chief Executive Officer, Chief Financial Officer, President, Chairman of the Board

CONSOLIDATED FINANCIAL STATEMENTS

• Report of Independent Registered Public Accounting Firm	21
• Consolidated Balance Sheets at December 31, 2015 and December 31, 2014	22
• Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015 and December 31, 2014	23
• Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and December 31, 2014	24
• Consolidated Statements of Cash Flows for the years ended December 31, 2015 and December 31, 2014	25
• Notes to the Consolidated Financial Statements	26

STEVENSON & COMPANY CPAS LLCA PCAOB Registered Accounting Firm	12421 N Florida Ave. Suite.113 Tampa, FL 33612 {813)443-0619
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
AF Ocean Investment Management Company
We have audited the accompanying balance sheet of AF Ocean Investment Management Company as of December 31, 2015 and 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AF Ocean Investment Management Company as December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
As discussed in Note 10 to the financial statements, the 2015 and 2014 financial statements have been restated to correct misstatements.

/s/ Stevenson & Company CPAS LLC
Stevenson & Company CPAS LLC
Tampa, Florida
April 9, 2016, except for Note 10, as to which the date is February 2, 2017

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014
(All amounts shown in U.S. Dollars)

	2015 As Restated	2014
ASSETS
Current assets
Cash	$60,741	$247,478
Cash held for Related Party	355,615	837,296
Management Fee Receivable – Related Party	130,522	169,500
Prepaid Expenses	2,752	12,536
Due from Related Party	5,500	-
Interest on Related Party Loan	467	-
Note Receivable – Related Party	11,193	-
Total Current Assets	566,790	1,266,810

Other Assets
Property & equipment, net of depreciation of $21,967 and $16,299	6,531	12,199
Intangibles	-	294,193
Deposits	8,481	2,020
Technology	1,000	1,000
Total Other Assets	16,012	309,412
Total Assets	$582,802	$1,576,222

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	816	3,847
Accrued expenses	1,407	10,605
Cash Due to Related Party	355,615	837,296
Total current liabilities	357,838	851,748
Total Liabilities	357,838	851,748

Stockholders’ equity
Preferred Stock, no par value, 5,000,000 shares issued and outstanding	1,000	1,000
Common Stock, $.01 par value, 5,000,000,000 shares authorized; 298,007,767 shares and 259,201,789 shares issued and outstanding	2,980,078	2,592,018
Subscription Receivable - Related Party	-	(74,093)
Additional paid-in capital	513,848	863,012
Other comprehensive income	1,732	3,161
Accumulated deficit	(3,271,694)	(2,660,624)
Total stockholders’ equity	224,964	724,474

Total liabilities and stockholders’ equity	$582,802	$1,576,222

The accompanying notes are an integral part of these financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Years Ended December 31, 2015 and 2014
(All amounts shown in U.S. Dollars)

	2015 As Restated	2014
Revenue – Related Party	$270,516	$389,048

Expenses

General & Administrative	582,435	2,248,288
Impairment of Intangible	294,193	-
Depreciation & amortization	5,668	8,896
Total Operating Expenses	882,296	2,257,184
Operating (Loss) Income	(611,780)	(1,868,136)

Other Income (Expense)
Interest expense	-	(391)
Interest income	710	540
Total Other Income (Expense), net	710	149

Net (Loss) Income	(611,070)	(1,867,987)
Foreign Currency Gain (Loss)	(1,429)	2,634
Comprehensive (Loss)	(612,499)	(1,865,353)

Earnings (loss) per share - basic and dilutive	$(0.00)	$(0.01)
Weighted average shares	264,844,767	149,321,606

The accompanying notes are an integral part of these financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(All amounts shown in U.S. Dollars)

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Subscription Receivable - Related Party	Other Comprehensive Income	Total Stockholders Equity
Balance, December 31, 2013	-		$92,105,466	$921,055	$863,012	$(792,637)	$(74,093)	$527	$917,864
Stock for Technology	5,000,000	$1,000	-	-	-	-	-	-	1,000
Promotional Shares	-	-	42,000	420	-	-	-	-	420
Promotional Shares	-	-	42,000	420	-	-	-	-	420
Promotional Shares	-	-	95,909,826	959,098	-	-	-	-	959,098
Promotional Shares	-	-	69,091,497	690,915	-	-	-	-	690,915
Promotional Shares	-	-	2,011,000	20,110	-	-	-	-	20,110
Foreign Currency	-	-	-	-	-	-	-	2,634	2,634
Net Loss	-	-	-	-	-	(1,867,987)	-	-	(1,867,987)
Balance, December 31, 2014	5,000,000	1,000	259,201,789	$2,592,018	$863,012	$(2,660,624)	$(74,093)	$3,161	$724,474
Subscription received	-	-	-	-	-	-	74,093	-	74,093
Promotional Shares	-	-	10,000	100	-	-	-	-	100
Promotional Shares	-	-	38,795,978	387,960	(349,164)	-	-	-	38,796
Foreign Currency	-	-	-	-	-	-	-	(1,429)	(1,429)
Net Loss	-	-	-	-	-	(611,070)	-	-	(611,070)
Balance, December 31, 2015, As Restated	5,000,000	$1,000	298,007,767	$2,980,078	$513,848	$(3,271,694)	$-	$1,732	$224,964

The accompanying notes are an integral part of these financial statements.

AF OCEAN INVESTMENT MANAGEMENT COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014
(All amounts shown in U.S. Dollars)

	2015 As Restated	2014
Cash flows from operating activities
Net income (loss)	$(611,070)	$(1,867,987)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	5,668	8,896
Bad debt	-	22,000
Impairment of Intangible Assets	294,193	-
Promotional Shares	38,896	1,670,963
Changes in operating assets and liabilities:

Accounts receivable - Related Party	-	135,000
Accounts payable	(3,031)	3,847
Interest on Note Receivable - Related Party	(467)	-
Management Fee Receivable – Related Party	38,978	(169,500)
Other current asset	(6,461)	(2,020)
Cash due to related party	(481,681)	(387,296)
Escrow Funds held by Related Party	481,681	387,296
Notes Receivable – SPSI – Related Party	(11,193)	-
Prepaid expenses	9,784	(1,223)
Payroll liabilities and other accrued expenses	(9,198)	(4,903)

Net cash (used in) provided by operating activities	$(253,901)	$(204,927)

Cash flows from investing activities
Advances on notes receivable	-	-
Purchase of property and equipment	-	(3,477)
Net cash (used in) provided by investing activities	-	(3,477)

Cash flows from financing activities
(Repayments to) advances from related parties	(5,500)	(16,577)
Payments on notes payable - Related Party	-	(100,000)
Common stock subscription receivable - Related Party	74,093	-
Net cash (used in) provided by financing activities	68,593	(116,577)

Foreign currency translation	(1,429)	2,634

Net increase (decrease) in cash	(186,737)	(322,347)

Cash at beginning of year	247,478	569,825

Cash at end of year	$60,741	$247,478

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities
5 million shares of preferred stock issued to acquire technology	$-	$1,000

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

Impairment of Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We recognized an impairment loss of $294,193 for the year ended December 31, 2015.

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

NOTE 3.                          GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2015, current assets exceeded current liabilities by $208,952. Total assets decreased from $1,576,222 at December 31, 2014 to $582,802 at December 31, 2015, and total liabilities decreased from $851,748 at December 31, 2014 to $357,838 at December 31, 2015.

We had revenue from consulting and management services fees of $270,516 and a net loss of ($611,070) for the fiscal year ended December 31, 2015 as compared to revenue of $389,048 and a net loss of ($1,867,987) for the fiscal year ended December 31, 2014. These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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
Andy Fan is the Chief Executive Officer and majority shareholder of ChinAmerica, Sichuan and AF Ocean.

As of December 31, 2015 a Note Receivable in the amount of $11,193 is due to the Company from Sarasota Pack and Ship, Inc. The Company is owned by the same Chief Executive Officer Andy Fan.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% and State tax rate of 3.3% to income before taxes), as follows:

	For the Years Ended December 31,
	2015 As Restated	2014
Tax Expense (benefit) at the Statutory Rate	$(207,800)	(635,000)
State Income Taxes, net of Federal Income Tax Benefit	(22,100)	(62,000)
Change in valuation allowance	229,900	697,000
Total	$-	-

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

The Company’s net deferred tax asset as of December 31, 2015 and December 31, 2014 is as follows:

Summary of Net Deferred Tax Asset

	For the Years Ended December 31,
	2015 As Restated	2014
Deferred tax assets	$1,231,000	$992,000
Valuation allowance	(1,231,000)	(992,000)
Net deferred tax asset	$-	$-

NOTE 6.                          INTANGIBLE ASSETS

On July 24, 2014, we acquired, through the Subsidiary, intellectual property in the form of non-patented technology relating to a new energy electric vehicle based on electromagnetic induction from the Institute. We believe that the Technology will be our primary business enterprise going forward.

On July 6, 2012, we acquired the Subsidiary. The intangible asset of $294,193 which consists of the business license in Shanghai, China and the Goodwill acquired in the acquisition, both were impaired during this Amendment after discovering the Subsidiary does not have a value at this time. The impairment is listed as Impairment of Intangible Goodwill under Other Expenses on the Consolidated Statement of Operations.

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

On July 28, 2014, we issued 95,909,826 common shares to 1,349 people, at par value of $0.01 per share, all of whom are residents of China, in connection with various promotions in China regarding the Technology.
On October 10, 2014, we issued an additional 69,091,497 common shares to 1,619 people, at par value of $0.01 per share, all of whom are residents of China, in connection with various promotions in China regarding the Technology.
On November 24, 2014, we issued an additional 2,011,000 common shares to 192 people, at par value of $0.01 per share, all of whom are residents of China, in connection with various promotions in China regarding the Technology.

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

On November 9, 2015, the Company issued 38,795,978 shares of common stock to 987 people, all of whom are residents of China, in connection with various promotions in China regarding the Technology.  The forgoing 38,795,978 shares are referred to as the “Promotional Shares.” because there is no “established trading market” for our common stock. The aggregate value of the Promotional Shares is $38,796. We did not receive any cash consideration in connection with the issuance of the Promotional Shares.

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

N0TE 10.                CORRECTION OF A MATERIAL MISTATEMENT IN PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Statement of Changes in Stockholders’ equity has been corrected, includes changing amounts in the preferred stock par value column and the common stock shares column.
Under preferred stock par value, the Stock for Technology line has been increased from $0 to $1,000 and extending the $1,000 to the total Stockholders’ equity. The total par value of preferred stock as of December 31, 2014 and 2015, has been changed from $750,000 to $1,000. The totals in the Stockholders’ equity column have not been changed.
 Under common stock shares as of December 31, 2014, the total shares have been changed from 259,201,78 to 259,201,789. On the Promotional Shares line, the shares have been changed from 38,795,798 to 38,795,978. The common stock shares at December 31, 2015 have been changed 298,007,587 to 298,007,767.
The Cash Flow Statements has been corrected in the noncash in investing and financing activities for 2015 by changing the $1,000 to $0 because it was incorrectly added to 2015.

The intangible asset of $294,193, has been reduced to $0. As a result the $294,193 has been expensed and reduced the net income by $294,193.

NOTE 11.                 SUBSEQUENT EVENTS

Management has evaluated subsequent events through March 31, 2016, the date the consolidated financial statements were available to be issued. Management is not aware of any other significant events that occurred subsequent to the balance sheet date that would have a material effect on the consolidated financial statements thereby requiring adjustment or disclosure.